Form 10-Q
period 2007-09-30
Kaiser Federal Financial Group, Inc.
filed 2010-07-29
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:   333-146364

KAISER FEDERAL FINANCIAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	To be applied for
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S Employer Identification No.)

1359 North Grand Avenue, Covina, California	91724
(Address of Principal Executive Office)	(Zip Code)

(800) 524-2274
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of July 29, 2010, there were no shares of the registrant’s common stock outstanding.

KAISER FEDERAL FINANCIAL GROUP, INC.

Explanatory Note

Kaiser Federal Financial Group, Inc. (the “Stock Holding Company”) filed a registration statement on Form S-1 (Commission File No. 333-146364) (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”), which the SEC declared effective on November 9, 2007. The Registration Statement was filed to register the sale of shares of common stock of the Stock Holding Company in connection with the mutual-to-stock conversion of K-Fed Mutual Holding Company, a Federally-chartered mutual holding company (the “MHC”).

By action taken on November 27, 2007, the Boards of Directors of the Stock Holding Company, the MHC, K-Fed Bancorp and Kaiser Federal Bank terminated the mutual-to-stock conversion of the MHC and associated public stock offering by the Stock Holding Company.  K-Fed Bancorp filed a Form 8-K on November 29, 2007 to announce the details of the termination.  The Stock Holding Company filed a post-effective amendment on Form S-1 on December 17, 2007 with the SEC to deregister its shares of common stock and withdraw its Registration Statement, as amended, together with all exhibits thereto. The deregistration was declared effective by the SEC on December 20, 2007.

Due to the Stock Holding Company’s obligation to file periodic reports under the Securities Exchange Act of 1934, as amended through the filing of its first Form 10-K in 2008, the Stock Holding Company is filing the following reports: (1) Quarterly Report on Form 10-Q for the quarter ended September 30, 2007; (2) Quarterly Report on Form 10-Q for the quarter ended December 31, 2007; (3) Quarterly Report on Form 10-Q for the quarter ended March 31, 2008; and (4) Annual Report on  Form 10-K for year ended June 30, 2008.  Because of the termination of the mutual-to-stock conversion of the MHC and associated public stock offering, the Stock Holding Company had no assets, liabilities or operations for any of the reporting periods.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KAISER FEDERAL FINANCIAL GROUP, INC.

Statement of Financial Condition (Unaudited)

September 30, 2007

Assets	$-
Liabilities and retained earnings	$-

Statement of Operations
(Unaudited)

September 24, 2007 - September 30, 2007

Net income	$-

Statement of Stockholders’ Equity
(Unaudited)

Total Stockholders’ Equity

Balance, September 24, 2007	$-
Net income	-
Balance, September 30, 2007	$-

Statement of Cash Flows
(Unaudited)

September 24, 2007 - September 30, 2007

Net income	$-
Adjustments to reconcile net income to net cash provided by operating activities	-
Net cash provided by operating activities	-
Net cash provided by investing activities	-
Net cash provided by financing activities	-
Net change in cash and cash equivalents	-
Cash and cash equivalents at the beginning of the period	-
Cash and cash equivalents at the end of the period	$-

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Nature of Business: Kaiser Federal Financial Group, Inc. (the Stock Holding Company) was incorporated on September 24, 2007 for the purpose of effectuating a “second step” conversion of K-Fed Mutual Holding Company (the Parent) to a full stock ownership structure. The Parent is the majority owner of K-Fed Bancorp (K-Fed).  The Parent and K-Fed are savings and loan holding companies.  K-Fed’s sole subsidiary, Kaiser Federal Bank (the Bank), is a federally chartered stock savings association, which provides retail and commercial banking services to individual and business customers from its nine branches throughout California. While the Bank originates many types of retail and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions. The accounting and reporting policies of the Stock Holding Company and the Bank conform to U.S. generally accepted accounting principles (GAAP) and general industry practices. Upon completion of the conversion, the Parent and K-Fed will cease to exist and Kaiser Federal Financial Group, Inc. will become the new holding company for the Bank.

The Stock Holding Company’s business activities generally will be limited to passive investment activities and oversight of its investment in the Bank.

Principles of Consolidation and Basis of Presentation:  As of the dates of the financial statements, the Plan of Conversion and Reorganization has not been executed and consequently, the operations of the Stock Holding Company have not yet begun and there are no transactions to report.  As of the dates of the financial statements, the Stock Holding Company does not own the Bank and consequently, there are no consolidated financial statements presented.  The Stock Holding Company was formed for the purpose of effectuating the mutual-to-stock conversion of the Parent and while the Stock Holding Company is a legal entity, it has not executed any transactions of material consequence.   Transactions in the name of Kaiser Federal Financial Group, Inc. have related only to the mutual-to-stock conversion of the Parent and have been for no other material transaction to date. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the unaudited periods have been made.  Because all transactions in the name of Kaiser Federal Financial Group, Inc. have been conducted for the benefit of the mutual-to-stock transaction of the Parent, all transactions have been recorded by K-Fed.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.

Plan of Conversion and Reorganization:  On November 9, 2007, the Stock Holding Company filed a registration statement to register the sale of shares of common stock of the Stock Holding Company in connection with the mutual-to-stock conversion of the Parent, a Federally-chartered mutual holding company.

By action taken on November 27, 2007, the Boards of Directors of the Stock Holding Company, the Parent, K-Fed and the Bank terminated the mutual-to-stock conversion of the Parent and associated public stock offering by the Stock Holding Company.  K-Fed filed a Form 8-K on November 29, 2007 to announce the details of the termination.

Subsequent Events:  On May 27, 2010, the Stock Holding Company, K-Fed, the Parent and the Bank adopted a new Plan of Conversion and Reorganization to reorganize from a two-tier mutual holding company to a full stock holding company and undertake a “second-step” offering of additional shares of common stock.

The Parent currently holds approximately 66.7% of the issued and outstanding shares of K-Fed Bancorp, which in turn owns all of the stock of Kaiser Federal Bank. The remaining 33.3% of K-Fed Bancorp’s shares currently are held by public stockholders.

As part of the reorganization, Kaiser Federal Bank will become a wholly owned subsidiary of the Stock Holding Company.  The currently outstanding shares of the common stock of K-Fed Bancorp, including shares held by the general public and employee stock benefit plans, other than shares held by K-Fed Mutual Holding Company, will be converted into shares of common stock in Kaiser Federal Financial Group, Inc., using an exchange ratio designed to preserve current percentage ownership interests.  Shares owned by K-Fed Mutual Holding Company will be retired, and new shares representing that ownership interest will be offered and sold to the Bank’s eligible depositors, Kaiser Federal Bank’s tax qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of K-Fed Mutual Holding Company.  The highest priority will be depositors with qualifying deposits as of March 31, 2009.  The number of shares of common stock to be offered and the exchange ratio for shares of K-Fed Bancorp will be based upon an independent appraisal, assuming shares are sold at $10.00 per share.

The reorganization will not affect the existing terms and conditions of deposit accounts and loans with Kaiser Federal Bank.   The new shares are expected to trade on NASDAQ under the symbol “KFFG” and Kaiser Federal Financial Group, Inc. will be headquartered at the Bank’s executive offices located in Covina, California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4(T).	Controls and Procedures

Not Applicable

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Signatures

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kaiser Federal Financial Group, Inc.

Date: July 29, 2010	By:	/s/ Kay M. Hoveland
Kay M. Hoveland
President and Chief Executive Officer

Date: July 29, 2010	By:	/s/ Dustin Luton
Dustin Luton
Chief Financial Officer