Form 10-Q
period 2007-12-31
Kaiser Federal Financial Group, Inc.
filed 2010-07-29
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

KAISER FEDERAL FINANCIAL GROUP, INC.

Statement of Financial Condition
(Unaudited)

December 31, 2007

Assets		$-
Liabilities and Retained Earnings		-

Statements of Operations
(Unaudited)

	Three Months ended	September 24, 2007 –
	December 31, 2007	December 31, 2007

Net income	$-	$-

Statement of Stockholders’ Equity
(Unaudited)
Total
Stockholders’
Equity

Balance, September 24, 2007		$-
Net income		-
Balance, December 31, 2007		$-

Statement of Cash Flows
(Unaudited)

September 24, 2007 -
December 31, 2007

Net income		$-
Adjustments to reconcile net income to net cash provided by operating activities		-
Net cash provided by operating activities		-
Net cash provided by investing activities		-
Net cash provided by financing activities		-
Net change in cash and cash equivalents		-
Cash and cash equivalents at the beginning of the period		-
Cash and cash equivalents at the end of the period		-

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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