Form 10-K
period 2008-06-30
Kaiser Federal Financial Group, Inc.
filed 2010-07-29
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008.

Commission file number: 333-146364

KAISER FEDERAL FINANCIAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	To be applied for
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S Employer Identification No.)

1359 North Grand Avenue, Covina, California	91724
(Address of Principal Executive Officers)	(Zip Code)

(800) 524-2274
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐           No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2007 was $0.

         As of July 29, 2010, there were no shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

None.

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

Due to the Stock Holding Company’s obligation to file periodic reports under the Securities Exchange Act of 1934, as amended through the filing of its first Form 10-K, the Stock Holding Company is filing the following reports: (1) Quarterly Report on Form 10-Q for the quarter ended September 30, 2007; (2) Quarterly Report on Form 10-Q for the quarter ended December 31, 2007; (3) Quarterly Report on Form 10-Q for the quarter ended March 31, 2008; and (4) Annual Report on  Form 10-K for year ended June 30, 2008.  Because of the termination of the mutual-to-stock conversion of the MHC and associated public stock offering, the Stock Holding Company had no assets, liabilities or operations for any of the reporting periods.

KAISER FEDERAL FINANCIAL GROUP, INC.

PART I

Item 1.	BUSINESS

Not applicable.

Item 1A.	RISK FACTORS

Not applicable.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Not applicable.

Item 3.	LEGAL PROCEEDINGS

Not applicable.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kaiser Federal Financial Group, Inc.
Covina, California

We have audited the accompanying statements of financial condition of Kaiser Federal Financial Group, Inc. (“Company”) as of June 30, 2008, and the related statements of operations, stockholders’ equity and cash flows for the period September 24, 2007 (date of incorporation) to June 30, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Federal Financial Group, Inc. as of June 30, 2008, and the results of its operations and its cash flows for the period September 24, 2007 (date of incorporation) to June 30, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Oak Brook, Illinois	Crowe Horwath LLP

July 29, 2010

KAISER FEDERAL FINANCIAL GROUP, INC.

Statement of Financial Condition

June 30, 2008

Assets	$-
Liabilities and retained earnings	$-

Statement of Operations

September 24, 2007 -
June 30, 2008

Net income	$-

Statement of Stockholders’ Equity

Total
Stockholders’
Equity

Balance, September 24, 2007	$-
Net income	-
Balance, June 30, 2008	$-

Statement of Cash Flows

September 24, 2007 -
June 30, 2008

Net income	$-
Adjustments to reconcile net income to net cash provided by operating activities	-
Net cash provided by operating activities	-
Net cash provided by investing activities	-
Net cash provided by financing activities	-
Net change in cash and cash equivalents	-
Cash and cash equivalents at the beginning of the period	-
Cash and cash equivalents at the end of the period	$-

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

Principles of Consolidation and Basis of Presentation:  As of the dates of the financial statements, the Plan of Conversion and Reorganization has not been executed and consequently, the operations of the Stock Holding Company have not yet begun and there are no transactions to report.  As of the dates of the financial statements, the Stock Holding Company does not own the Bank and consequently, there are no consolidated financial statements presented.  The Stock Holding Company was formed for the purpose of effectuating the mutual-to-stock conversion of the Parent and while the Stock Holding Company is a legal entity, it has not executed any transactions of material consequence.   Transactions in the name of Kaiser Federal Financial Group, Inc. have related only to the mutual-to- stock conversion of the Parent and have been for no other material transaction to date.   Because all transactions in the name of Kaiser Federal Financial Group, Inc. have been conducted for the benefit of the mutual-to-stock transaction of the Parent, all transactions have been recorded by K-Fed.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

Item 9A(T).    CONTROLS AND PROCEDURES

Not applicable.

Item 9B.    OTHER INFORMATION

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not applicable.

Item 11.    EXECUTIVE COMPENSATION

Not applicable.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not applicable.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not applicable.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaiser Federal Financial Group, Inc.

Date: July 29, 2010	/s/ K. M. Hoveland
K. M. Hoveland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 29, 2010	/s/ James L. Breeden
James L. Breeden
Director and Chairman of the Board

Date: July 29, 2010	/s/ K. M. Hoveland
K. M. Hoveland
Director, President and Chief Executive Officer Principal Executive Officer

Date: July 29, 2010	/s/ Dustin Luton
Chief Financial Officer
Principal Financial and Accounting Officer

Date: July 29, 2010	/s/ Rita H. Zwern
Rita H. Zwern
Director and Secretary

Date: July 29, 2010	/s/ Diana L. Peterson-More
Diana L. Peterson-More
Director

Date: July 29, 2010	/s/ Michael J. Sacher
Michael J. Sacher
Director

Date: July 29, 2010	/s/ Robert C. Steinbach
Robert C. Steinbach
Director

Date: July 29, 2010	/s/ Laura G. Weisshar
Laura Weisshar
Director

Date: July 29, 2010	/s/ Giovani Dacumos
Giovani Dacumos
Director