Form 10-Q
period 2010-12-31
Kaiser Federal Financial Group, Inc.
filed 2011-02-11
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-34979

KAISER FEDERAL FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland		26-1500698
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

1359 N. Grand Avenue, Covina, CA		91724
(Address of principal executive offices)		(Zip Code)

(800) 524-2274
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                           Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value – 9,558,960 shares outstanding as of February 11, 2011.

Form 10-Q

KAISER FEDERAL FINANCIAL GROUP, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)
	December 31, 2010	June 30, 2010
ASSETS
Cash and due from banks	$9,778	$7,785
Federal funds sold	78,835	31,775
Total cash and cash equivalents	88,613	39,560
Interest earning time deposits in other financial institutions	10,972	19,267
Securities available-for-sale, at fair value	1,528	2,290
Securities held-to-maturity, fair value of $6,045 and $3,866 at December 31, 2010 and June 30, 2010, respectively	5,916	3,751
Federal Home Loan Bank (FHLB) stock, at cost	11,242	12,179
Loans receivable, net of allowance for loan losses of $12,302 and $13,309 at December 31, 2010 and June 30, 2010, respectively	732,806	757,985
Accrued interest receivable	2,962	3,234
Premises and equipment, net	2,325	2,035
Core deposit intangible	60	85
Goodwill	3,950	3,950
Bank-owned life insurance	12,620	12,372
Real estate owned (REO)	1,373	1,373
Other assets	7,957	8,721
Total assets	$882,324	$866,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$36,175	$53,022
Interest bearing	602,752	577,672
Total deposits	638,927	630,694
Federal Home Loan Bank advances, short-term	45,000	77,000
Federal Home Loan Bank advances, long-term	40,000	60,000
Accrued expenses and other liabilities	5,015	4,403
Total liabilities	728,942	772,097
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized; December 31, 2010 — 9,558,960 shares issued June 30, 2010 — 10,595,640 shares issued	96	147
Additional paid-in capital	100,453	59,513
Retained earnings	58,110	54,996
Accumulated other comprehensive income, net of tax	37	32
Unearned employee stock ownership plan (ESOP) shares	(5,314)	(1,706)
Treasury stock, at cost (December 31, 2010 — none; June 30, 2010 — 1,034,670 shares)	—	(18,277)
Total stockholders’ equity	153,382	94,705
Total liabilities and stockholders’ equity	$882,324	$866,802
The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$11,076	$11,020	$22,107	$22,052
Interest on securities, taxable	54	92	120	195
Federal Home Loan Bank dividends	12	—	25	27
Other interest	58	105	139	263
Total interest income	11,200	11,217	22,391	22,537
Interest expense
Interest on deposits	2,376	2,746	4,865	5,553
Interest on borrowings	1,252	1,709	2,840	4,032
Total interest expense	3,628	4,455	7,705	9,585
Net interest income	7,572	6,762	14,686	12,952
Provision for loan losses	200	5,650	950	6,515
Net interest income after provision for loan losses	7,372	1,112	13,736	6,437
Noninterest income
Service charges and fees	462	578	913	1,195
ATM fees and charges	510	470	1,013	920
Referral commissions	75	77	150	158
Loss on equity investment	(60)	(75)	(120)	(150)
Bank-owned life insurance	124	121	248	243
Other noninterest income	4	22	9	27
Total noninterest income	1,115	1,193	2,213	2,393
Noninterest expense
Salaries and benefits	2,286	2,119	4,520	4,261
Occupancy and equipment	596	585	1,181	1,182
ATM expense	452	426	903	837
Advertising and promotional	124	107	203	211
Professional services	361	216	616	399
Federal deposit insurance premiums	274	240	535	491
Postage	74	73	140	137
Telephone	174	169	349	350
REO and foreclosure expense	71	4	254	(6)
Other operating expense	424	381	825	730
Total noninterest expense	4,836	4,320	9,526	8,592
Income (loss) before income tax expense	3,651	(2,015)	6,423	238
Income tax expense (benefit)	1,381	(809)	2,388	34
Net income (loss)	$2,270	$(1,206)	$4,035	$204
Comprehensive income (loss)	$2,265	$(1,219)	$4,040	$187
Earnings (loss) per common share:
Basic	$0.24	$(0.13)	$0.43	$0.02
Diluted	$0.24	$(0.13)	$0.43	$0.02
The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2010		10,595,640	$147	$59,513	$54,996	$32	$(1,706)	(1,034,670)	$(18,277)	$94,705
Comprehensive income
Net income for the six months ended December 31, 2010	$4,035	—	—	—	4,035	—	—	—	—	4,035
Other comprehensive income – unrealized loss on securities, net of tax	5	—	—	—	—	5	—	—	—	5
Total comprehensive income	$4,040
Dividends declared ($0.20 per share) *		—	—	—	(921)	—	—	—	—	(921)
Items relating to Conversion and stock offering:
Treasury stock retired pursuant to reorganization		(1,034,670)	(14)	(18,263)	—	—	—	1,034,670	18,277	—
Cancellation of K-Fed Mutual Holding Company shares and fractional shares		(6,377,010)	(101)	101	—	—	—	—	—	—
Proceeds from stock offering, net of expense of $4,665		6,375,000	64	59,021	—	—	—	—	—	59,085
Purchase of shares by ESOP pursuant to reorganization		—	—	—	—	—	(3,825)	—	—	(3,825)
Stock options earned		—	—	41	—	—	—	—	—	41
Allocation of stock awards		—	—	55	—	—	—	—	—	55
Allocation of ESOP common stock		—	—	(15)	—	—	217	—	—	202
Balance December 31, 2010		9,558,960	$96	$100,453	$58,110	$37	$(5,314)	—	$—	$153,382

* K-Fed Mutual Holding Company waived its receipt of dividends for the quarter ended September 30, 2010 on the shares it owned.

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$4,035	$204
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) Amortization of net premiums on securities	(2)	2
Accretion of net discounts on loan purchases	(16)	(14)
Amortization of net loan origination costs	41	34
Provision for loan losses	950	6,515
Gain on sale of REO	—	(8)
REO direct write-down	154	—
Depreciation and amortization	372	390
Amortization of core deposit intangible	25	33
Loss on equity investment	120	150
Increase in cash surrender value of bank-owned life insurance	(248)	(243)
Accretion of debt exchange costs	—	(4)
Allocation of ESOP common stock	202	203
Allocation of stock awards	55	155
Stock options earned	41	175
Net change in accrued interest receivable	272	171
Net change in other assets	507	(4,509)
Net change in accrued expenses and other liabilities	612	(246)
Net cash provided by operating activities	7,120	3,008

INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities	772	1,042
Purchases of held-to-maturity securities	(3,000)	—
Proceeds from maturities and principal repayments of held-to-maturity securities	835	991
Net change in interest earning time deposits with other financial institutions	8,295	6,285
Net change in loans	22,980	(18,026)
Proceeds from sale of real estate owned	1,204	504
Redemption of FHLB stock	937	—
Purchases of premises and equipment	(662)	(184)
Net cash provided by (used in) investing activities	31,361	(9,388)

FINANCING ACTIVITIES
Repayment of FHLB advances	(52,000)	(60,000)
Dividends paid on common stock	(921)	(928)
Purchase of treasury stock	—	(114)
Net change in deposits	8,233	58,006
Net proceeds from stock offering	59,085	—
Purchase of shares by ESOP pursuant to reorganization	(3,825)	—
Change in State of California time deposit	—	(15,000)
Net cash provided by (used in) financing activities	10,572	(18,036)

Net increase (decrease) in cash and cash equivalents	49,053	(24,416)
Beginning cash and cash equivalents	39,560	73,705
Ending cash and cash equivalents	$88,613	$49,289

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business: Kaiser Federal Financial Group, Inc. (the “Company”) is a Maryland corporation that owns all of the outstanding common stock of Kaiser Federal Bank (the “Bank”).   It is the successor to K-Fed Bancorp following the completion of the second-step conversion and offering in November 2010.  The Company’s primary activity is holding all of the outstanding shares of common stock of Kaiser Federal Bank.  The Bank is a federally chartered savings bank headquartered in Covina, California.  The Bank’s principal business activity consists of attracting retail deposits from the general public and originating primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multi-family residences located in its market area.  While the Bank originates many types of residential and commercial real estate loans, the majority of its one-to-four family real estate loans have been purchased from other financial institutions.

The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis, and prior to November 19, 2010, the Company refers to K-Fed Bancorp and the Bank on a consolidated basis.

Basis of Presentation: The financial statements of Kaiser Federal Financial Group, Inc. have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for (i) a fair presentation of the financial condition and results of operations for the interim periods included herein and (ii) to make such statements not misleading have been made.

The results of operations for the three  and six months ended December 31, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2011. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On November 19, 2010, the Company completed the conversion from a mutual holding company structure to a fully public stock holding company form of organization and related public offering. The Company sold a total of 6,375,000 shares of common stock in the offering at a purchase price of $10.00 per share.  The offering raised capital of $59.1 million, which is net of costs of $4.7 million.  Concurrent with the completion of the offering shares of K-Fed Bancorp common stock owned by public stockholders were exchanged for 0.7194 shares of the Company’s common stock.  All share and per share information in this report for periods prior to the conversion has been revised to reflect the 0.7194:1 conversion ratio on shares outstanding, including shares of the former Mutual Holding Company that were not publically traded.

Principles of Consolidation: The consolidated financial statements presented in this quarterly report include the accounts of Kaiser Federal Financial Group, Inc. and its wholly-owned subsidiary, Kaiser Federal Bank. All material intercompany balances and transactions have been eliminated in consolidation. Financial information presented in this report is derived in part from the consolidated financial statements of K-Fed Bancorp and subsidiary prior to November 19, 2010.

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate owned and the valuation of financial instruments.

Reclassifications:  Some items in prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance under ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance under ASC Topic 860 is effective at the start of the fiscal year beginning after November 15, 2009. The adoption of this guidance did not have a material impact upon the Company.

In June 2009, the FASB issued new authoritative guidance under Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17 which provides updates to ASC Topic 810, “Consolidations”  This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new guidance under ASC Topic 810 is effective at the start of the fiscal year beginning after November 15, 2009. The adoption of this guidance did not have a material impact upon the Company.

In July 2010, the FASB amended existing guidance related to financing receivables and the allowance for credit losses, which requires further disaggregated disclosures that improve financial statement users’ understanding of 1) the nature of an entity’s credit risk associated with its financing receivables and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position, but required expansion of the Company’s disclosures.

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation and had an immaterial impact on the calculation for the three and six months ended December 31, 2010 and 2009.  Diluted earnings (loss) per common share include the dilutive effect of additional potential common shares issuable under stock options.

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Basic	(Dollars in thousands, except per share data)
Net income (loss)	$2,270	$(1,206)	$4,035	204
Weighted average common shares outstanding	9,266,818	9,420,793	9,352,573	9,418,324
Basic earnings (loss) per share	$0.24	$(0.13)	$0.43	0.02

Diluted
Net income (loss)	$2,270	$(1,206)	$4,035	204

Weighted average common shares outstanding	9,266,818	9,420,793	9,352,573	9,418,324
Dilutive effect of stock options	—	—	240	—
Average shares and dilutive potential common shares	9,266,818	9,420,793	9,352,813	9,418,324
Diluted earnings (loss) per share	$0.24	$(0.13)	$0.43	0.02

For the three and six months ended December 31, 2010 outstanding stock options to purchase 325,816 and 304,515 shares, respectively were anti-dilutive and not considered in computing diluted earnings per common share. For the three and six months ended December 31, 2009 outstanding stock options to purchase 348,500 shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share.

Note 3 – Fair Value Measurements

FASB ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three or six months ended December 31, 2010 and 2009.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Nonrecurring adjustments to certain real estate properties classified as real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

As of December 31, 2010 and June 30, 2010, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following table:

		Fair Value Measurements Using
Assets at December 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$252	$—	$252	$—
Collateralized mortgage obligations (residential)	$1,276	$—	$1,276	$—

Assets at June 30, 2010:

Available-for-sale securities
Mortgage-backed securities (residential)	$341	$—	$341	$—
Collateralized mortgage obligations (residential)	$1,949	$—	$1,949	$—

The following financial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
Assets at December 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$18,115	$—	$—	$18,115

Assets at June 30, 2010:

Impaired loans	$20,829	$—	$—	$20,829

The following nonfinancial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
Assets at December 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Real estate owned	$798	$—	$—	$798

Assets at June 30, 2010:

Real estate owned	$429	$—	$—	$429

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $22.9 million at December 31, 2010 as compared to $26.1 million at June 30, 2010. The fair value of collateral is calculated using an independent third party appraisal. The valuation allowance for these loans was $4.8 million at December 31, 2010 as compared to $5.3 million at June 30, 2010. An additional provision for loan losses of $1.6 million was made for the six months ended December 31, 2010 relating to impaired loans.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three and six months ended December 31, 2010 the Company incurred a charge of  $28,000 and $154,000, respectively to reduce real estate owned to fair value. During the three and six months ended December 31, 2009, the Company did not incur any charges to reduce real estate owned to fair value.

Fair Value of Financial Instruments

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value:

Investments

Estimated fair values for investments are obtained from quoted market prices where available. Where quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Securities available-for-sale that are previously reported are excluded from the fair value disclosure below.

Loans

The estimated fair value for all loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities.

Impaired loans that are previously reported are excluded from the fair value disclosure below.

Deposits

The estimated fair value of deposit accounts (savings, non interest bearing demand and money market accounts) is the carrying amount. The fair value of fixed-maturity time certificates of deposit is estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.

FHLB Advances

The fair values of the FHLB advances are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Other On-Balance Sheet Financial Instruments

Other on-balance sheet financial instruments include cash and cash equivalents, interest earning time-deposits in other financial institutions, accrued interest receivable, FHLB stock and accrued expenses and other liabilities. The carrying value of each of these financial instruments is a reasonable estimation of fair value. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Off-Balance Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

The estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$88,613	$88,613	$39,560	$39,560
Interest earning time deposits in other financial institutions	10,972	10,972	19,267	19,267
Securities held-to-maturity	5,916	6,045	3,751	3,866
Federal Home Loan Bank Stock	11,242	NA	12,179	NA
Loans receivable, net	714,691	737,254	737,156	756,778
Accrued interest receivable	2,962	2,962	3,234	3,234
Financial liabilities:
Deposits	638,927	645,224	630,694	637,684
Borrowings	85,000	87,729	137,000	141,773

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(Dollars in thousands)
December 31, 2010
Mortgage-backed securities (residential):
Freddie Mac	$252	$7	$—	$245
Collateralized mortgage obligations (residential):
Freddie Mac	1,276	56	—	1,220
Total	$1,528	$63	$—	$1,465

June 30, 2010
Mortgage-backed securities (residential):
Freddie Mac	$341	$9	$—	$332
Collateralized mortgage obligations (residential):
Freddie Mac	1,949	48	(3)	1,904
Total	$2,290	$57	$(3)	$2,236

The amortized cost, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses		Fair Value
	(Dollars in thousands)
December 31, 2010
U.S. government and federal agency bonds	3,000	─		─	3,000
Mortgage-backed securities (residential):
Fannie Mae	$151	$2	$	─	$153
Freddie Mac	119	4		─	123
Ginnie Mae	56	2		─	58
Collateralized mortgage obligations (residential):
Fannie Mae	1,128	48		─	1,176
Freddie Mac	1,462	73		─	1,535
Total	$5,916	$129	$	─	$6,045

June 30, 2010
Mortgage-backed securities (residential):
Fannie Mae	$162	$2	$	─	$164
Freddie Mac	131	5		─	136
Ginnie Mae	60	2		─	62
Collateralized mortgage obligations (residential):
Fannie Mae	1,352	34		─	1,386
Freddie Mac	2,046	79		(7)	2,118
Total	$3,751	$122		$(7)	$3,866

There were no sales of securities during the three or six months ended December 31, 2010 or December 31, 2009.

Note 5 – Loans

The composition of loans consists of the following (in thousands):
	December 31, 2010	June 30, 2010
Real Estate:
One-to-four family residential, fixed rate	$249,168	$276,995
One-to-four family residential, variable rate	54,762	58,636
Multi-family residential, variable rate	291,539	278,397
Commercial real estate, variable rate	112,191	113,458
	707,660	727,486
Consumer:
Automobile	23,040	29,492
Other consumer loans, primarily unsecured	13,794	13,768
	36,834	43,260
Total loans	744,494	770,746
Deferred net loan origination costs	657	607
Net discounts on purchased loans	(43)	(59)
Allowance for loan losses	(12,302)	(13,309)
	$732,806	$757,985

The following is the activity in the allowance for loan losses (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Balance, beginning of period	$12,692	$5,297	$13,309	$4,586
Provision for loan losses	200	5,650	950	6,515
Recoveries	135	10	170	46
Loans charged off	(725)	(217)	(2,127)	(407)
Balance, end of period	$12,302	$10,740	$12,302	$10,740

At December 31, 2010, non-accrual loans totaled $27.2 million, compared to $31.5 million at June 30, 2010. At December 31, 2010 and June 30, 2010, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans are troubled debt restructurings of $10.9 million and $13.0 million at December 31, 2010 and June 30, 2010, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2010 and June 30, 2010.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands):

	One-to-four family	Multi-family residential	Commercial real estate	Automobile		Other		Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,337	$967	$504	$	_	$	_	$4,808
Collectively evaluated for impairment	2,608	3,089	1,647		118		32	7,494
Total ending allowance balance	$5,945	$4,056	$2,151		$118		$32	$12,302

	One-to-four family	Multi-family residential	Commercial real estate	Automobile		Other		Total
Loans:
Individually evaluated for impairment	$20,465	$2,443	$4,294	$	_	$	_	$27,202
Collectively evaluated for impairment	284,441	289,096	107,897		23,040		12,818	717,292
Total ending loan balance	$304,906	$291,539	$112,191		$23,040		$12,818	$744,494

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. When it is determined that a loss is probable, a specific valuation allowance is established and included in the allowance for loan losses. The amount of impairment is determined by the difference between the recorded investment in the loan and estimated net realizable value of the underlying collateral on collateral dependent loans.

Individually impaired loans were as follows (in thousands):

	December 31, 2010	June 30, 2010
Loans with no allocated allowance	$4,279	$8,289
Loans with allocated allowance	22,923	26,120
	$27,202	$34,409

Total allowance for loan losses allocated	$4,808	$5,291

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
One-to-four family	$4,279	$—
Multi-family residential	—	—
Commercial real estate	—	—

With an allowance recorded:
One-to-four family	16,186	3,337
Multi-family residential	2,443	967
Commercial real estate	4,294	504
Total	$27,202	$4,808

There difference between the recorded investment and unpaid principal balance of loans relates to accrued interest, net deferred origination costs and net discounts on purchased loans each of which is immaterial to each loan class.

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Monthly average of individually impaired loans during the period (in thousands)	$27,195	$17,899	$29,600	$14,886

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current. For the three and six months ended December 31, 2010, income recorded on impaired loans totaled $287,000 and $487,000, respectively. For the three and six months ended December 31, 2009, income recorded on impaired loans totaled $114,000 and $142,000, respectively.  Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

The following table presents the recorded investment in nonaccrual loans including those past due over 90 days still on accrual by class of loans as of December 31, 2010 (in thousands):

Non-accrual loans:	Non-accrual	Loans Past Due Over 90 Days Still Accruing
Real estate loans:
One-to-four family	$20,465	$—
Multi-family residential	2,443	—
Commercial	4,294	—
Other loans:
Automobile	19	—
Other	6	—
Total non-accrual loans	$27,227	$—

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
	(Dollars in thousands)

Real estate loans:
One-to-four family	$1,769	$960	$8,213	$10,942	$292,988	$303,930
Multi-family	—	—	1,757	1,757	289,782	291,539
Commercial	—	—	—	—	112,191	112,191
Other loans:
Automobile	80	—	19	99	22,941	23,040
Other	1	—	6	7	13,787	13,794
Total loans	$1,850	$960	$9,995	$12,805	$731,689	$744,494

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation and current economic trends among other factors.  This analysis is performed monthly.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans are classified as special mention when it is determined a loan relationship should be monitored more closely.  Loans are classified as special mention for a variety of reasons including changes in recent borrower financial conditions, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters.  A loan classified as special mention in many instances may be performing in accordance with the loan terms.

Substandard.  A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful

Real estate loans:
One-to-four family	$267,096	$8,592	$28,242	$—
Multi-family	283,433	4,419	3,687	—
Commercial	103,273	3,090	5,828	—
Other loans:
Automobile	22,458	178	366	38
Other	13,792	—	1	1
Total loans	$690,052	$16,279	$38,124	$39

The Company evaluates one-to-four family residential loans by historical loss experienced stratified by the county where the property is located.  The following table presents the one-to-four family real estate loans by county as of December 31, 2010 (dollars in thousands).

Unpaid Principal Balance

One-to-four family loans
Los Angeles County	$114,033
Orange County	53,618
Riverside County	13,028
San Bernardino County	13,929
San Diego County	26,976
Other	82,346
$303,930

The Company’s multi-family and commercial real estate loans are less seasoned, and therefore, the Company has not incurred material charge-offs.  The historical loss migration for these loans types were expanded to include the credit loss migration from published sources, including both the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often includes words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Market Area

Economic conditions remain weak both nationally and in our market area of California.  We continue to experience a downward pressure on home prices and California remains one of the highest in the nation for foreclosure activity.  California, in particular has experienced significant declines in real estate values and elevated unemployment rates.  Unemployment rates in California increased to 12.5% in December 2010 as compared to 12.3% in June 2010.

Comparison of Financial Condition at December 31, 2010 and June 30, 2010.

Assets. Total assets increased $15.5 million, or 1.8% to $882.3 million at December 31, 2010 from $866.8 million at June 30, 2010. The increase primarily reflected growth in cash and cash equivalents, partially offset by a decrease in time deposits in other financial institutions and a decrease in net loans. Total cash and cash equivalents increased $49.1 million, or 124.0% to $88.6 million at December 31, 2010 from $39.6 million at June 30, 2010.  The increase in cash and cash equivalents was primarily a result of capital from the second-step stock offering, net proceeds from maturing time deposits in other financial institutions and net loan repayments.

Interest earning time deposits in other financial institutions decreased $8.3 million, or 43.0% to $11.0 million at December 31, 2010 from $19.3 million at June 30, 2010. Time deposits in other financial institutions were not renewed due to low interest rates on time deposits that matured during the period.

Our investment securities portfolio increased $1.4 million, or 23.2% to $7.4 million at December 31, 2010 from $6.0 million at June 30, 2010. The increase was attributable to the purchase of $3.0 million in U.S. government and federal agency bonds with available liquid funds as a result of the completion of the second-step stock offering.

Our net loan portfolio decreased by $25.2 million, or 3.3% to $732.8 million at December 31, 2010 from $758.0 million at June 30, 2010 due primarily to a decrease in one-to-four family real estate loans.  One-to-four family real estate loans decreased $31.7 million, or 9.4% to $303.9 million at December 31, 2010 from $335.6 million at June 30, 2010 due to loan repayments, charge-offs and transfers of property to real estate owned. Multi-family loans increased $13.1 million, or 4.7% to $291.5 million at December 31, 2010 from $278.4 million at June 30, 2010. Commercial real estate loans decreased $1.3 million, or 1.1% to $112.2 million at December 31, 2010 from $113.5 million at June 30, 2010. Other loans which were comprised primarily of automobile loans decreased $6.5 million, or 15.0% to $36.8 million at December 31, 2010 from $43.3 million at June 30, 2010. Real estate loans comprised 95.1% of the total loan portfolio at December 31, 2010, compared with 94.4% at June 30, 2010.

Deposits. Total deposits increased $8.2 million, or 1.3% to $638.9 million at December 31, 2010 from $630.7 million at June 30, 2010. The growth was comprised of increases of $7.0 million in checking and savings balances and $5.0 million in money market balances offset by a decrease of $3.8 million in certificates of deposit.  Checking and savings balances as well as money market accounts steadily increased during the period.

Borrowings. Advances from the FHLB of San Francisco decreased $52.0 million, or 38.0% to $85.0 million at December 31, 2010 from $137.0 million at June 30, 2010. The decrease was a result of the pay down of scheduled maturities of FHLB Advances during the period.  The repayment was funded with available liquidity and capital from the second-step stock offering.

Stockholders’ Equity.  Stockholders’ equity increased $58.7 million to $153.4 million at December 31, 2010 from $94.7 million at June 30, 2010. The increase in stockholders’ equity was primarily due to the conversion and related stock offering, which occurred on November 19, 2010.  Proceeds from the offering, net of $4.7 million in expense, totaled $59.1 million, with $3.8 million of the proceeds being used to fund the ESOP.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the quarter ended December 31, 2010 and 2009, respectively.

	For the three months ended December 31,
		2010 (1)			2009 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$738,735	$11,076	6.00%	$758,697	$11,020	5.81%
Securities(3)	5,645	54	3.83%	8,118	92	4.53%
Federal funds sold	66,718	40	0.24%	32,928	20	0.24%
Federal Home Loan Bank stock	11,476	12	0.42%	12,649	—	0.00%
Interest-earning deposits in other financial institutions	7,239	18	0.99%	24,345	85	1.40%
Total interest-earning assets	829,813	11,200	5.40%	836,737	11,217	5.36%
Noninterest earning assets	40,547			36,631
Total assets	$870,360			$873,368

INTEREST-BEARING LIABILITIES
Money market	$124,081	$208	0.67%	$116,075	$284	0.98%
Savings deposits	134,690	114	0.34%	129,210	157	0.49%
Certificates of deposit	325,141	2,054	2.53%	304,488	2,305	3.03%
Borrowings	103,000	1,252	4.86%	168,250	1,709	4.06%
Total interest-bearing liabilities	686,912	3,628	2.11%	718,023	4,455	2.48%
Noninterest bearing liabilities	58,734			61,725
Total liabilities	745,646			779,748
Equity	124,714			93,620
Total liabilities and equity	$870,360			$873,368
Net interest/spread		$7,572	3.29%		$6,762	2.88%

Margin(4)			3.65%			3.23%

Ratio of interest-earning assets to interest bearing liabilities	120.80%			116.53%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

	For the six months ended December 31,
		2010 (1)			2009 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$744,802	$22,107	5.94%	$755,926	$22,052	5.83%
Securities(3)	5,730	120	4.19%	8,603	195	4.53%
Federal funds sold	59,809	73	0.24%	44,681	58	0.26%
Federal Home Loan Bank stock	11,711	25	0.43%	12,649	27	0.43%
Interest-earning deposits in other financial institutions	11,145	66	1.18%	29,382	205	1.40%
Total interest-earning assets	833,197	22,391	5.37%	851,241	22,537	5.30%
Noninterest earning assets	39,891			41,122
Total assets	$873,088			$892,363

INTEREST-BEARING LIABILITIES
Money market	$123,623	$437	0.71%	$114,191	$594	1.04%
Savings deposits	133,750	248	0.37%	130,284	349	0.54%
Certificates of deposit	325,052	4,180	2.57%	298,743	4,610	3.09%
Borrowings	117,571	2,840	4.83%	194,144	4,032	4.15%
Total interest-bearing liabilities	699,996	7,705	2.20%	737,362	9,585	2.60%
Noninterest bearing liabilities	61,064			61,592
Total liabilities	761,060			798,954
Equity	112,028			93,409
Total liabilities and equity	$873,088			$892,363
Net interest/spread		$14,686	3.17%		$12,952	2.70%

Margin(4)			3.53%			3.04%

Ratio of interest-earning assets to interest bearing liabilities	119.03%			115.44%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended December 31, 2010 and December 31, 2009.

General. Net income for the three months ended December 31, 2010 was $2.3 million, an increase of $3.5 million as compared to a net loss of $1.2 million for the three months ended December 31, 2009. Earnings per basic and diluted common share were $0.24 for the three months ended December 31, 2010, compared to loss per basic and diluted common share of $0.13 for the three months ended December 31, 2009.  The increase in net income resulted from an increase in net interest income and a reduction in the provision for loan losses partially offset by an increase in noninterest expense.

Interest Income. Interest income remained unchanged for the three months ended December 31, 2010 and 2009 at $11.2 million. While interest income remained unchanged, there was a decline in the average balance of interest-earning assets which decreased by $6.9 million from $836.7 million for the three months ended December 31, 2009 to $829.8 million for the three months ended December 31, 2010, and was offset by a 4 basis point increase in the average yield on interest-earning assets from 5.36% for the three months ended December 31, 2009 to 5.40% for the three months ended December 31, 2010.

Interest Expense. Interest expense decreased $827,000, or 18.6% to $3.6 million for the three months ended December 31, 2010 from $4.5 million for the three months ended December 31, 2009. The decrease was primarily attributable to a 37 basis point decline in the average cost of interest bearing liabilities from 2.48% for the three months ended December 31, 2009 to 2.11% for the three months ended December 31, 2010 as a result of low interest rates during the period. The decrease in interest expense was also the result of a decline in the average balance of borrowings of $65.2 million, or 38.7%, to $103.0 million for the three months ended December 31, 2010 from $168.3 million for the three months ended December 31, 2009. The decline was the result of scheduled FHLB advance repayments and was funded with available liquidity and capital from the second-step stock offering.

Provision for Loan Losses. Our provision for loan losses decreased to $200,000 for the three months ended December 31, 2010 compared to $5.7 million for the three months ended December 31, 2009. The decline in the overall provision was a result of the continued improvement in our delinquent loans and non-performing assets.  Delinquent loans 60 days or more to total loans improved from 2.10% at December 31, 2009 and 2.28% at June 30, 2010 to 1.47% at December 31, 2010.  Non-performing assets to total assets improved from 2.61% at December 31, 2009 and 3.79% at June 30, 2010 to 3.24% at December 31, 2010.  The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income decreased by $78,000, or 6.5% to $1.1 million for the three months ended December 31, 2010 from $1.2 million for the three months ended December 31, 2009.  The decrease in noninterest income was primarily a result of a decrease in service charges and fees as a result of recent regulatory changes on overdraft charges partially offset by an increase in ATM fees and charges.

Noninterest Expense. Our noninterest expense increased $516,000, or 11.9% to $4.8 million for the three months ended December 31, 2010 from $4.3 million for the three months ended December 31, 2009. The increase in noninterest expense was primarily due to increases in salaries and benefits, professional services and REO and foreclosure expenses.

Salaries and benefits represented 47.3% and 49.1% of total noninterest expense for the three months ended December 31, 2010 and 2009, respectively. Salaries and benefits expense increased $167,000, or 7.9% to $2.3 million for the three months ended December 31, 2010 from $2.1 million for the three months ended December 31, 2009.  The increase in salaries and benefits was primarily a result of annual salary increases and an increase in full-time equivalent employees.

Professional services expense increased $145,000, or 67.1% to $361,000 for the three months ended December 31, 2010 from $216,000 for the three months ended December 31, 2009.  The increase in professional services expense was primarily a result of increases in lending legal fees and recruitment fees.

REO and foreclosure expenses increased $67,000 to $71,000 for the three months ended December 31, 2010 as compared to $4,000 for the three months ended December 31, 2009 due to the increased volume of REO during the period.

Income Tax Expense (Benefit). Income tax expense increased $2.2 million, or 271.9% to $1.4 million for the three months ended December 31, 2010 compared to an $809,000 income tax benefit for the three months ended December 31, 2009. This increase was primarily the result of higher pretax income for the three months ended December 31, 2010 compared to a net loss for the three months ended December 31, 2009. The effective tax rate was 37.8% and (40.1%) for the three months ended December 31, 2010 and 2009, respectively.

Comparison of Results of Operations for the Six Months Ended December 31, 2010 and December 31, 2009.

General. Net income for the six months ended December 31, 2010 was $4.0 million, an increase of $3.9 million as compared to net income of $204,000 for the six months ended December 31, 2009. Earnings per basic and diluted common share were $0.43 for the six months ended December 31, 2010 compared to $0.02 for the six months ended December 31, 2009. The increase in net income primarily resulted from an increase in net interest income and a reduction in the provision for loan losses partially offset by an increase in noninterest expense.

Interest Income. Interest income decreased by $146,000, or 0.6%, to $22.4 million for the six months ended December 31, 2010 from $22.5 million for the six months ended December 31, 2009. The decline in interest income was primarily a result of a decline in the average balance of interest-earning assets which decreased by $18.0 million from $851.2 million for the six months ended December 31, 2009 to $833.2 million for the six months ended December 31, 2010, and was partially offset by a 7 basis point increase in the average yield on interest-earning assets from 5.30% for the six months ended December 31, 2009 to 5.37% for the six months ended December 31, 2010.

Interest income on securities decreased by $75,000 or 38.5%, to $120,000 for the six months ended December 31, 2010 from $195,000 for the six months ended December 31, 2009. The decrease was primarily attributable to a $2.9 million decrease in the average balance of investment securities from $8.6 million for the six months ended December 31, 2009 to $5.7 million for the six months ended December 31, 2010 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.  In addition the yield on securities declined from 4.53% for the six months ended December 31, 2009 to 4.19% for the six months ended December 31, 2010.

Other interest income decreased by $124,000, or 47.1% to $139,000 for the six months ended December 31, 2010 from $263,000 for the six months ended December 31, 2009. The decrease was a result of a decline in the average balance of interest-earning deposits in other financial institutions as well as a decline in the average yield earned on these assets.

Interest Expense. Interest expense decreased $1.9 million, or 19.8% to $7.7 million for the six months ended December 31, 2010 from $9.6 million for the six months ended December 31, 2009. The decrease was primarily attributable to a 40 basis point decline in the average cost of interest bearing liabilities from 2.60% for the six months ended December 31, 2009 to 2.20% for the six months ended December 31, 2010 as a result of low interest rates during the period.  The decrease in interest expense was also the result of a decline in the average balance of borrowings which decreased $76.5 million, or 39.4%, to $117.6 million for the six months ended December 31, 2010 from $194.1 million for the six months ended December 31, 2009. The decline was the result of scheduled advance repayments and was funded with available liquidity and capital from the second-step stock offering.

Provision for Loan Losses. Our provision for loan losses decreased to $950,000 for the six months ended December 31, 2010 compared to $6.5 million for the six months ended December 31, 2009. The decline in the overall provision was a result of the continued improvement in our delinquent loans and non-performing assets.  The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income decreased $180,000, or 7.5% to $2.2 million for the six months ended December 31, 2010 from $2.4 million for the six months ended December 31, 2009. The decrease in noninterest income was primarily a result of a decrease in service charges and fees as a result of recent regulatory changes on overdraft charges partially offset by an increase in ATM fees and charges.

Noninterest Expense.  Our noninterest expense increased $934,000, or 10.9% to $9.5 million for the six months ended December 31, 2010 compared to $8.6 million for the six months ended December 31, 2009. The increase was primarily due to a $259,000 increase in salaries and benefits, $217,000 increase in professional services and $355,000 increase in other operating expense.

Salaries and benefits represented 47.4% and 49.6% of total noninterest expense for the six months ended December 31, 2010 and 2009, respectively. Total salaries and benefits increased $259,000, or 6.1%, to $4.5 million for the six months ended December 31, 2010 from $4.3 million for the six months ended December 31, 2009. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees.

Professional services increased $217,000, or 54.4% to $616,000 for the six months ended December 31, 2010 from $399,000 for the six months ended December 31, 2009.  The increase in professional services expense is primarily a result of increases in lending legal fees and recruitment fees.

REO and foreclosure expense increased $260,000 to $254,000 for the six months ended December 31, 2010 from a gain of $6,000 for the six months ended December 31, 2009.  For the six months ended December 31, 2009 there was a net gain on sale of REO sold during the period.  The increase in expense was due to the increased volume of foreclosures and REO during the period which resulted in added foreclosure expense and additional REO operating cost.

Income Tax Expense. Income tax expense increased to $2.4 million for the six months ended December 31, 2010 compared to $34,000 for the six months ended December 31, 2009. This increase was primarily the result of higher pretax income for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. The effective tax rate was 37.2% and 14.3% for the six months ended December 31, 2010 and 2009, respectively. The change in the effective tax rate was a result of the impact of tax credits on lower projected taxable income in fiscal 2009.

Asset Quality

While delinquency rates are elevated over historical levels, we continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchased in the past, we underwrote each loan based upon our own underwriting standards prior to making the purchase.

The following underwriting guidelines, among other things, have been used by the Bank as underwriting tools to further limit the Bank’s potential loss exposure:

•	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.
•	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans.
•	We only lend up to 70% of the appraised value or purchase price for multi-family residential loans.

Additionally, our portfolio has remained strongly anchored in traditional mortgage products. We do not originate or purchase construction and development loans, teaser option-ARM loans, negatively amortizing loans or high loan-to-value loans.

All of our real estate loans are secured by properties located in California.  The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of December 31, 2010
County	One-to-four family	Multi-family residential	Commercial	Total	Percent

Los Angeles	$114,033	$220,913	$64,930	$399,876	56.51%
Orange	53,618	21,601	28,055	103,274	14.59
San Diego	26,976	16,757	2,665	46,398	6.56
Riverside	13,028	6,802	9,278	29,108	4.11
San Bernardino	13,929	16,372	4,145	34,446	4.87
Santa Clara	22,403	569	—	22,972	3.25
Alameda	11,605	59	463	12,127	1.71
Other	48,338	8,466	2,655	59,459	8.40
Total	$303,930	$291,539	$112,191	$707,660	100.00%

Non-accrual Real Estate Loans by County as of December 31, 2010
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non-accrual to Loans in Each Category

Los Angeles	$6,822	$—	$1,629	$8,451	2.11%
Orange	2,948	—	—	2,948	2.85
San Diego	3,021	—	2,665	5,686	12.25
Riverside	1,687	229	—	1,916	6.58
San Bernardino	2,517	2,214	—	4,731	13.73
Santa Clara	768	—	—	768	3.34
Alameda	978	—	—	978	8.06
Other	1,724	—	—	1,724	2.90
Total	$20,465	$2,443	$4,294	$27,202	3.84%

At December 31, 2010, $184.6 million, or 60.6% of our one-to-four family residential mortgage portfolio was serviced by others.  As a result of a higher level of delinquent loans nationwide, third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner.  Currently, we track the servicing of these loans on our core mortgage servicing system.  We have hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan becomes 30 days past due.  In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower.  Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf.  We have been unsuccessful in negotiating the transfer of these servicing rights to us and are currently pursuing legal action.  We have filed legal suit against Bank of America and CitiMortgage seeking to obtain the transfer of servicing rights on $181.8 million of loans serviced by others.  In anticipation of this effort, we have hired additional staff in the real estate loan servicing area.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at December 31, 2010:

	Amount	Percent	Non-performing	Percent of Non-accrual to Loans in Each Category
	(Dollars in thousands)

Purchased and serviced by others	$184,627	60.75%	$13,535	7.33%
Purchased and servicing transferred to us	26,851	8.83	3,667	13.66
Originated and serviced by us	92,452	30.42	3,263	3.53
Total	$303,930	100.00%	$20,465	6.73%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At December 31, 2010
Real estate loans:
One-to-four family	3	$960	21	$8,213	24	$9,173
Multi-family	—	—	1	1,757	1	1,757
Commercial	—	—	—	—	—	—
Other loans:
Automobile	—	—	3	19	3	19
Home equity	—	—	—	—	—	—
Other	—	—	2	6	2	6
Total loans	3	$960	27	$9,995	30	$10,955

At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	—	—	2	2,786	2	2,786
Commercial	—	—	—	—	—	—
Other loans:
Automobile	4	35	—	—	4	35
Home equity	—	—	1	63	1	63
Other	—	—	2	4	2	4
Total loans	7	$1,332	38	$16,226	45	$17,558

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	3	16	—	—	3	16
Home equity	—	—	—	—	—	—
Other	11	16	6	11	17	27
Total loans	20	$2,244	20	$6,231	40	$8,475

Delinquent loans 60 days or more past due decreased to $11.0 million or 1.47% of total loans at December 31, 2010 from $17.6 million or 2.28% of total loans at June 30, 2010.  Delinquent one-to-four family residential loans decreased to $9.2 million at December 31, 2010 from $14.7 million at June 30, 2010.  The decrease in delinquent one-to-four family residential loans was a result of loans sold by borrowers through negotiated short sales and loans foreclosed on by the Bank.  Delinquent multi-family loans decreased to $1.8 million at December 31, 2010 from $2.8 million at June 30, 2010.  The decrease in delinquent multi-family loans was a result of a loan foreclosed on by the Bank.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. All loans past due 90 days and over are classified as non-accrual. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Non-accrual loans also include certain troubled debt restructurings.

Real Estate Owned. Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses. The fair value of real estate owned is determined by a third party appraisal of the property.

The following table sets forth the amounts and categories on our non-performing assets at the dates indicated.

	At December 31,	At June 30,	At June 30,
	2010	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-tob-four family	$12,883	$15,561	$6,766
Multi-family	1,757	2,786	—
Commercial	1,629	—	—
Other loans:
Automobile	19	—	—
Home equity	—	63	—
Other	6	4	11
Troubled debt restructurings:
One-to-four family	7,582	9,193	1,859
Multi-family	686	1,179	235
Commercial	2,665	2,665	—
Total non-accrual loans	27,227	31,451	8,871

Real estate owned and repossessed assets:
Real estate:
One-to-four family	930	1,373	496
Multi-family	443	—	—
Commercial	—	—	—
Other:
Automobile	—	—	3
Home equity	—	—	—
Other	—	—	—
Total real estate owned and repossessed assets	1,373	1,373	499

Total non-performing assets	$28,600	$32,824	$9,370
Ratios:
Non-accrual loans to total loans (1)	3.65%	4.08%	1.18%

Non-performing assets to total assets	3.24%	3.79%	1.05%

(1) Total loans are net of deferred fees and costs

We continue to work with responsible borrowers to keep their properties and as a result we have restructured $10.9 million in mortgage loans of which $9.2 million were performing in accordance with their revised contractual terms at December 31, 2010.  All restructured loans were reported as non-accrual at December 31, 2010.  Troubled debt restructured loans are reported as non-accrual until we are reasonably assured of repayment and sustained performance according to the modified terms.  At December 31, 2010 there were $6.7 million of multi-family and commercial real estate loans (“income property”) on non-accrual for which specific valuation allowances of $1.5 million have been applied.  Included in the $6.7 million of income property loans on non-accrual at December 31, 2010 were three multi-family loans totaling $2.4 million and two commercial real estate loans totaling $4.3 million.

At December 31, 2010, there were three multi-family residential loans on non-accrual. The first multi-family residential loan was made to one borrower with a principal balance of $1.8 million at December 31, 2010 located in Adelanto, California.  The loan was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process.  The remaining two multi-family residential loans on non-accrual were in the amount of $686,000 in the aggregate and were troubled debt restructurings at December 31, 2010.  At December 31, 2010, there were two commercial real estate loans on non-accrual. The first commercial real estate loan had a principal balance of $1.6 million secured by an office building in Los Angeles, California, which was not current at December 31, 2010. The second commercial real estate loan had a principal balance of $2.7 million secured by a strip mall in San Diego, California, which was current at December 31, 2010, but had previously experienced cash flow problems.  The level of non-accrual loans has impacted our determination of the allowance for loan losses at December 31, 2010. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.

Classified Assets.  We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The total amount of classified assets represented 6.17% of our total assets at December 31, 2010, as compared to 5.84% of our total assets at June 30, 2010.  The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Classified and Special Mention Assets:
Loss	$30	$9
Doubtful	39	43
Substandard	38,124	40,513
Special Mention	16,279	10,043
Total	$54,472	$50,608

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. In accordance with generally accepted accounting principles the allowance is comprised of both specific and general valuation allowances.

The specific component relates to loans that are classified as impaired.  We consider a loan impaired when it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement and determine impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent.  The general component covers non-impaired loans and is based both on our historical loss experience as well as significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

The general valuation allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the allowance. The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting key lending areas and other conditions, such as credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions and peer data within portfolio segments, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan. Significant factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product and concentrations in geographic regions as well as concentrations by third party servicers. Specific valuation allowances on real estate loans are charged-off at foreclosure; however, we include specific valuation allowances in our historical loss experience ratios.  Holding period restrictions imposed by the State of California on lenders foreclosing on owner occupied real estate securing one-to-four family residential loans and difficulty pursuing collection efforts through third party servicers on our behalf has delayed our ability to foreclose.

Our income property loans are less seasoned, and therefore, to-date we have not incurred material charge-offs and our delinquency history on income property loans has been less than our one-to-four family real estate loans.  In addition, the multi-family portfolio has been a significant growth area in our loan portfolio during 2010.  For income property loans we review the debt service coverage ratios, seasoning and peer group data.  In 2010, we expanded our migration analysis to include the credit loss migration from published sources, including both the Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation, in order to determine the allowance for loan losses on income property loans, given the characteristics of the peer group as compared to our portfolio.  Due to the loss experience of our peer group over the past year, our analysis of debt service coverage ratios, and the growth of our income property loans year over year, the general valuation portion of our income property loan portfolio increased to $4.7 million at December 31, 2010, compared to $3.9 million at June 30, 2010.

Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Given that management evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation; their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Kaiser Federal Bank.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31, 2010		June 30, 2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$5,945	40.82%	$7,821	43.55%
Multi-family	4,056	39.16	3,643	36.12
Commercial	2,151	15.07	1,599	14.72
Other loans:
Automobile	118	3.10	185	3.83
Other	32	1.85	61	1.78
Total allowance for loan losses	$12,302	100.00%	$13,309	100.00%

Liquidity, Capital Resources and Commitments

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements previously imposed by Office of Thrift Supervision regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Our liquidity, represented by cash and cash equivalents, interest earning accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances and previously used State of California time deposits, to leverage our capital base and provide funds for our lending and investment activities as well as enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2010, total approved loan commitments amounted to $2.9 million, which included the unadvanced portion of loans of $2.1 million.

Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at December 31, 2010, totaled $183.8 million and $45.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2010, we had available additional advances from the FHLB of San Francisco in the amount of $214.4 million. We also had an available line of credit with the Federal Reserve Bank of $50.9 million at December 31, 2010, which has not been drawn upon.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OTS capital requirements at December 31, 2010 and June 30, 2010. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$118,409	20.65%	$45,882	8.00%	$57,352	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	111,236	19.40	22,941	4.00	34,411	6.00
Tier 1 (core) capital (to adjusted tangible assets)	111,236	12.68	35,096	4.00	43,870	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$88,639	14.73%	$48,141	8.00%	$60,176	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	81,111	13.48	24,070	4.00	36,106	6.00
Tier 1 (core) capital (to adjusted tangible assets)	81,111	9.42	34,425	4.00	43,031	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At December 31, 2010, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

Impact of Inflation

The consolidated financial statements presented herein have been prepared in accordance with GAAP. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structure of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our fixed rate loans generally have longer maturities than our fixed rate deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors’ sets and recommends the asset and liability policies of Kaiser Federal Bank, which are implemented by the asset/liability management committee.

The purpose of the asset/liability management committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

The asset/liability management committee generally meets every other week to discuss, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and economic value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and economic value of portfolio equity that are authorized by the board of directors of Kaiser Federal Bank. The asset/liability management committee recommends appropriate strategy changes based on this review. The chairman or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least monthly.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on: (1) maintaining an adequate level of adjustable rate loans; (2) originating a reasonable volume of short-term and intermediate-term loans; (3) managing our deposits to establish stable deposit relationships; and (4) using FHLB advances, and pricing on fixed-term non-core deposits to align maturities and repricing terms.

At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin.

An independent third party provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at December 31, 2010 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

Change in interest rates in basis points (“bp”) (Rate shock in rates) (1)	December 31, 2010
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+300 bp	$80,251	$(54,220)	(40)%	9.72%	(510)	bp
+200 bp	106,679	(27,792)	(21)	12.52	(230)
+100 bp	122,848	(11,623)	(9)	13.94	(88)
0 bp	134,471	—	—	14.82	—
-100 bp	142,073	7,602	6	15.27	45

(1) Assumes an instantaneous uniform change in interest rates at all maturities.
(2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4) NPV Ratio represents NPV divided by the present value of assets.

The analysis uses certain assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the fair values of certain assets under differing interest rate scenarios, among other things.

As with any method of measuring interest rate risk, shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in the market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features, that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2010, Kaiser Federal Financial Group, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the second-step conversion of K-Fed Mutual Holding Company and the related offering of common stock by Kaiser Federal Financial Group, Inc.  The Registration Statement (File No. 333-167179) was declared effective by the Securities and Exchange Commission on September 28, 2010.  Kaiser Federal Financial Group, Inc. registered 14,875,411 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $148.8 million.  The stock offering commenced on October 8, 2010, and ended on November 19, 2010.

Keefe, Bruyette & Woods, Inc. and Sterne, Agee & Leach, Inc. were engaged to assist in the marketing of the common stock.   For their services, Keefe, Bruyette & Woods, Inc. and Sterne, Agee & Leach, Inc. received a fee of $3.0 million.  Keefe, Bruyette & Woods, Inc. and Sterne, Agee & Leach, Inc. were also reimbursed $145,000 for their reasonable out-of-pocket expenses, inclusive of their legal fees and expenses.

The stock offering resulted in gross proceeds of $63.8 million, through the sale of 6,375,000 shares at a price of $10.00 per share.  Expenses related to the offering were approximately $4.7 million, including $2.9 million paid to Keefe, Bruyette & Woods, Inc. and Sterne, Agee & Leach, Inc.  Net proceeds of the offering were approximately $59.1 million.

Kaiser Federal Financial Group, Inc. contributed $29.5 million of the net proceeds of the offering to Kaiser Federal Bank.  In addition, $3.8 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and $25.8 million of the net proceeds were retained by Kaiser Federal Financial Group, Inc.  The net proceeds contributed to Kaiser Federal Bank have been invested in short term instruments, used to make loans and repay FHLB borrowings of $20.0 million.  The net proceeds retained by Kaiser Federal Financial Group, Inc. have been deposited with Kaiser Federal Bank.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved and Removed

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER FEDERAL FINANCIAL GROUP, INC.

Dated: February 11, 2011
BY: /s/ K. M. Hoveland
K. M. Hoveland
President, Chief Executive Officer

BY: /s/ Dustin Luton
Dustin Luton
Chief Financial Officer