Form 10-Q
period 2011-03-31
Kaiser Federal Financial Group, Inc.
filed 2011-05-13
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Common Stock, $.01 par value – 9,558,960 shares outstanding as of May 13, 2011.

Form 10-Q

KAISER FEDERAL FINANCIAL GROUP, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)
	March 31, 2011	June 30, 2010
ASSETS
Cash and due from banks	$8,287	$7,785
Federal funds sold	131,880	31,775
Total cash and cash equivalents	140,167	39,560
Interest earning time deposits in other financial institutions	14,146	19,267
Securities available-for-sale, at fair value	1,230	2,290
Securities held-to-maturity, fair value of $2,505 and $3,866 at March 31, 2011 and June 30, 2010, respectively	2,432	3,751
Federal Home Loan Bank (FHLB) stock, at cost	10,797	12,179
Loans receivable, net of allowance for loan losses of $11,824 and $13,309 at March 31, 2011 and June 30, 2010, respectively	701,940	757,985
Accrued interest receivable	2,843	3,234
Premises and equipment, net	2,392	2,035
Goodwill	3,950	3,950
Bank-owned life insurance	12,738	12,372
Real estate owned (REO)	1,623	1,373
Other assets	7,704	8,806
Total assets	$901,962	$866,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$67,769	$53,022
Interest bearing	589,085	577,672
Total deposits	656,854	630,694
Federal Home Loan Bank advances, short-term	45,000	77,000
Federal Home Loan Bank advances, long-term	40,000	60,000
Accrued expenses and other liabilities	4,751	4,403
Total liabilities	746,605	772,097
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized; March 31, 2011 — 9,558,960 shares issued June 30, 2010 — 10,595,640 shares issued	96	147
Additional paid-in capital	100,527	59,513
Retained earnings	59,918	54,996
Accumulated other comprehensive income, net of tax	26	32
Unearned employee stock ownership plan (ESOP) shares	(5,210)	(1,706)
Treasury stock, at cost (March 31, 2011 — none; June 30, 2010 — 1,034,670 shares)	—	(18,277)
Total stockholders’ equity	155,357	94,705
Total liabilities and stockholders’ equity	$901,962	$866,802
The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$10,568	$11,049	$32,675	$33,101
Interest on securities, taxable	43	83	163	278
Federal Home Loan Bank dividends	8	8	34	35
Other interest	76	111	213	374
Total interest income	10,695	11,251	33,085	33,788
Interest expense
Interest on deposits	2,192	2,676	7,057	8,229
Interest on borrowings	967	1,665	3,807	5,697
Total interest expense	3,159	4,341	10,864	13,926
Net interest income	7,536	6,910	22,221	19,862
Provision for loan losses	—	2,272	950	8,787
Net interest income after provision for loan losses	7,536	4,638	21,271	11,075
Noninterest income
Service charges and fees	391	528	1,304	1,722
ATM fees and charges	517	457	1,530	1,377
Referral commissions	70	74	221	232
Gain (loss) on equity method investment	51	(75)	(69)	(225)
Bank-owned life insurance	119	123	366	366
Other noninterest income	10	8	19	36
Total noninterest income	1,158	1,115	3,371	3,508
Noninterest expense
Salaries and benefits	2,426	1,993	6,945	6,254
Occupancy and equipment	627	588	1,808	1,770
ATM expense	454	456	1,356	1,294
Advertising and promotional	84	68	287	279
Professional services	508	283	1,125	682
Federal deposit insurance premiums	232	279	767	771
Postage	67	71	206	207
Telephone	174	173	524	523
REO and foreclosure expense (gain)	32	(119)	287	(129)
Other operating expense	399	458	1,224	1,192
Total noninterest expense	5,003	4,250	14,529	12,843
Income before income tax expense	3,691	1,503	10,113	1,740
Income tax expense	1,430	394	3,818	427
Net income	$2,261	$1,109	$6,295	$1,313
Comprehensive income	$2,250	$1,103	$6,289	$1,290
Earnings per common share:
Basic	$0.25	$0.12	$0.68	$0.14
Diluted	$0.25	$0.12	$0.68	$0.14
The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Unearned ESOP Shares	Shares	Amount		Total
Balance June 30, 2010		10,595,640	$147	$59,513	$54,996	$32	$(1,706)	(1,034,670)	$(18,277	)$	94,705
Comprehensive income
Net income for the nine months ended March 31, 2011	$6,295	—	—	—	6,295	—	—	—	—		6,295
Other comprehensive loss – unrealized loss on securities, net of tax	(6)	—	—	—	—	(6)	—	—	—		(6)
Total comprehensive income	$6,289
Dividends declared ($0.25 per share) *		—	—	—	(1,373)	—	—	—	—		(1,373)
Items relating to Conversion and stock offering:
Treasury stock retired pursuant to reorganization		(1,034,670)	(14)	(18,263)	—	—	—	1,034,670	18,277		—
Cancellation of K-Fed Mutual Holding Company shares and fractional shares		(6,377,010)	(101)	101	—	—	—	—	—		—
Proceeds from stock offering, net of expense of $4,665		6,375,000	64	59,021	—	—	—	—	—		59,085
Purchase of shares by ESOP pursuant to reorganization		—	—	—	—	—	(3,825)	—	—		(3,825)
Stock options earned		—	—	61	—	—	—	—	—		61
Allocation of stock awards		—	—	82	—	—	—	—	—		82
Allocation of ESOP common stock		—	—	12	—	—	321	—	—		333
Balance March 31, 2011		9,558,960	$96	$100,527	$59,918	$26	$(5,210)	—	$—		$155,357

* K-Fed Mutual Holding Company waived its receipt of dividends for the quarter ended September 30, 2010 on the shares it owned.

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$6,295	$1,313
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) Amortization of net premiums on securities	(1)	2
Accretion of net discounts on loan purchases	(20)	(17)
Amortization of net loan origination costs	62	52
Provision for loan losses	950	8,787
Gain on sale of REO	(21)	(128)
REO direct write-down	164	—
Depreciation and amortization	556	588
Amortization of core deposit intangible	35	48
Loss on equity investment	69	225
Increase in cash surrender value of bank-owned life insurance	(366)	(366)
Accretion of debt exchange costs	—	(4)
Allocation of ESOP common stock	333	301
Allocation of stock awards	82	176
Stock options earned	61	203
Net change in accrued interest receivable	391	248
Net change in other assets	772	(4,212)
Net change in accrued expenses and other liabilities	348	33
Net cash provided by operating activities	9,710	7,249

INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities	1,051	1,453
Proceeds from maturities and principal repayments of held-to-maturity securities	1,318	1,426
Net change in interest earning time deposits with other financial institutions	5,121	1,362
Net change in loans	52,950	(15,929)
Proceeds from sale of real estate owned	1,941	1,026
Redemption of FHLB stock	1,382	—
Purchases of premises and equipment	(913)	(193)
Net cash provided by (used in) investing activities	62,850	(10,855)

FINANCING ACTIVITIES
Repayment of FHLB advances	(52,000)	(60,000)
Dividends paid on common stock	(1,373)	(1,392)
Purchase of treasury stock	—	(115)
Net change in deposits	26,160	82,545
Net proceeds from stock offering	59,085	—
Purchase of shares by ESOP pursuant to reorganization	(3,825)	—
Change in State of California time deposit	—	(25,000)
Net cash provided by (used in) financing activities	28,047	(3,962)

Net increase (decrease) in cash and cash equivalents	100,607	(7,568)
Beginning cash and cash equivalents	39,560	73,705
Ending cash and cash equivalents	$140,167	$66,137

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

Basis of Presentation: The financial statements of Kaiser Federal Financial Group, Inc. have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2011. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In April 2011, the FASB amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (“TDR”).  The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider,” but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted.  The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation and had an immaterial impact on the calculation for the three and nine months ended March 31, 2011 and 2010.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Basic	(Dollars in thousands, except per share data)
Net income	$2,261	$1,109	$6,295	1,313
Weighted average common shares outstanding	9,072,381	9,422,864	9,260,539	9,419,816
Basic earnings per share	$0.25	$0.12	$0.68	0.14

Diluted
Net income	$2,261	$1,109	$6,295	1,313

Weighted average common shares outstanding	9,072,381	9,422,864	9,260,539	9,419,816
Dilutive effect of stock options	—	—	161	—
Average shares and dilutive potential common shares	9,072,381	9,422,864	9,260,700	9,419,816
Diluted earnings per share	$0.25	$0.12	$0.68	0.14

For the three and nine months ended March 31, 2011 outstanding stock options to purchase 304,515 shares, respectively were anti-dilutive and not considered in computing diluted earnings per common share. For the three and nine months ended March 31, 2010 outstanding stock options to purchase 348,500 shares were anti-dilutive and not considered in computing diluted earnings per common share.

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three or nine months ended March 31, 2011 and 2010.

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

As of March 31, 2011 and June 30, 2010, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following table:

		Fair Value Measurements Using
Assets at March 31, 2011:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$219	$—	$219	$—
Collateralized mortgage obligations (residential)	$1,011	$—	$1,011	$—

Assets at June 30, 2010:

Available-for-sale securities
Mortgage-backed securities (residential)	$341	$—	$341	$—
Collateralized mortgage obligations (residential)	$1,949	$—	$1,949	$—

The following financial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
Assets at March 31, 2011:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$21,062	$—	$—	$21,062

Assets at June 30, 2010:

Impaired loans	$20,829	$—	$—	$20,829

The following nonfinancial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
Assets at March 31, 2011:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Real estate owned	$762	$—	$—	$762

Assets at June 30, 2010:

Real estate owned	$429	$—	$—	$429

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $26.1 million at March 31, 2011 and June 30, 2010. The valuation allowance for these loans was $5.1 million at March 31, 2011 as compared to $5.3 million at June 30, 2010. An additional provision for loan losses of $2.3 million was made for the nine months ended March 31, 2011 relating to impaired loans.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three and nine months ended March 31, 2011 the Company incurred a charge of $10,000 and $164,000, respectively to reduce real estate owned to fair value. During the three and nine months ended March 31, 2010, the Company did not incur any charges to reduce real estate owned to fair value.

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

The estimated fair values of the Company’s financial instruments are summarized as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$140,167	$140,167	$39,560	$39,560
Interest earning time deposits in other financial institutions	14,146	14,146	19,267	19,267
Securities held-to-maturity	2,432	2,505	3,751	3,866
Federal Home Loan Bank Stock	10,797	NA	12,179	NA
Loans receivable, net	680,878	685,691	737,156	756,778
Accrued interest receivable	2,843	2,843	3,234	3,234
Financial liabilities:
Deposits	656,854	662,169	630,694	637,684
Borrowings	85,000	86,831	137,000	141,773

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(Dollars in thousands)
March 31, 2011
Mortgage-backed securities (residential):
Freddie Mac	$219	$6	$—	$213
Collateralized mortgage obligations (residential):
Freddie Mac	1,011	38	—	973
Total	$1,230	$44	$—	$1,186

June 30, 2010
Mortgage-backed securities (residential):
Freddie Mac	$341	$9	$—	$332
Collateralized mortgage obligations (residential):
Freddie Mac	1,949	48	(3)	1,904
Total	$2,290	$57	$(3)	$2,236

The amortized cost, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
March 31, 2011
Mortgage-backed securities (residential):
Fannie Mae	$148	$2	$—	$150
Freddie Mac	114	4	—	118
Ginnie Mae	54	2	—	56
Collateralized mortgage obligations (residential):
Fannie Mae	1,019	27	—	1,046
Freddie Mac	1,097	39	(1)	1,135
Total	$2,432	$74	$(1)	$2,505

June 30, 2010
Mortgage-backed securities (residential):
Fannie Mae	$162	$2	$—	$164
Freddie Mac	131	5	—	136
Ginnie Mae	60	2	—	62
Collateralized mortgage obligations (residential):
Fannie Mae	1,352	34	—	1,386
Freddie Mac	2,046	79	(7)	2,118
Total	$3,751	$122	$(7)	$3,866

There were no sales of securities during the three or nine months ended March 31, 2011 or March 31, 2010.

Note 5 – Loans

The composition of loans consists of the following (in thousands):

	March 31, 2011	June 30, 2010
Real Estate:
One-to-four family residential, fixed rate	$235,418	$276,995
One-to-four family residential, variable rate	53,132	58,636
Multi-family residential, variable rate	282,194	278,397
Commercial real estate, variable rate	109,978	113,458
	680,722	727,486
Consumer:
Automobile	19,763	29,492
Other consumer loans, primarily unsecured	12,686	13,768
	32,449	43,260
Total loans	713,171	770,746
Deferred net loan origination costs	632	607
Net discounts on purchased loans	(39)	(59)
Allowance for loan losses	(11,824)	(13,309)
	$701,940	$757,985

The following is the activity in the allowance for loan losses (in thousands):

	Allowance for loan losses for the
	Three months ended March 31, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Balance, beginning of period	$5,945	$4,056	$2,151	$118	$32	$12,302
Provision for loan losses	1,338	(1,204)	(83)	(46)	(5)	—
Recoveries	—	—	—	27	6	33
Loans charged off	(481)	—	—	(24)	(6)	(511)
Balance, end of period	$6,802	$2,852	$2,068	$75	$27	$11,824

	Allowance for loan losses for the
	Three months ended March 31, 2010
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Balance, beginning of period	$6,850	$2,791	$877	$118	$104	$10,740
Provision for loan losses	975	924	314	75	(16)	2,272
Recoveries	—	—	—	10	6	16
Loans charged off	(162)	—	—	(35)	(11)	(208)
Balance, end of period	$7,663	$3,715	$1,191	$168	$83	$12,820

	Allowance for loan losses for the
	Nine months ended March 31, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Balance, beginning of period	$7,821	$3,643	$1,599	$185	$61	$13,309
Provision for loan losses	600	(19)	469	(134)	34	950
Recoveries	90	—	—	90	23	203
Loans charged off	(1,709)	(772)	—	(66)	(91)	(2,638)
Balance, end of period	$6,802	$2,852	$2,068	$75	$27	$11,824

	Allowance for loan losses for the
	Nine months ended March 31, 2010
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Balance, beginning of period	$3,326	$515	$286	$342	$117	$4,586
Provision for loan losses	4,712	3,200	905	(48)	18	8,787
Recoveries	—	—	—	47	15	62
Loans charged off	(375)	—	—	(173)	(67)	(615)
Balance, end of period	$7,663	$3,715	$1,191	$168	$83	$12,820

At March 31, 2011, non-accrual loans totaled $28.9 million, compared to $31.5 million at June 30, 2010. At March 31, 2011 and June 30, 2010, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans are troubled debt restructurings of $12.2 million and $13.0 million at March 31, 2011 and June 30, 2010, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at March 31, 2011 and June 30, 2010.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 (in thousands):

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,682	$983	$418	$—	$—	$5,083
Collectively evaluated for impairment	3,120	1,869	1,650	75	27	6,741
Total ending allowance balance	$6,802	$2,852	$2,068	$75	27	$11,824

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Loans:
Individually evaluated for impairment	$20,923	$3,090	$4,925	$—	$—	$28,938
Collectively evaluated for impairment	267,627	279,104	105,053	19,763	12,686	684,233
Total ending loan balance	$288,550	$282,194	$109,978	$19,763	$12,686	$713,171

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

Individually impaired loans were as follows (in thousands):

	March 31, 2011	June 30, 2010
Loans with no allocated allowance	$2,793	$8,289
Loans with allocated allowance	26,145	26,120
	$28,938	$34,409

Total allowance for loan losses allocated	$5,083	$5,291

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 (in thousands):

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
One-to-four family	$2,793	$—
Multi-family residential	—	—
Commercial real estate	—	—

With an allowance recorded:
One-to-four family	18,130	3,682
Multi-family residential	3,090	983
Commercial real estate	4,925	418
Total	$28,938	$5,083

The difference between the recorded investment and unpaid principal balance of loans relates to accrued interest, net deferred origination costs and net discounts on purchased loans each of which is immaterial to each loan class.

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Monthly average of individually impaired loans during the period (in thousands)	$28,070	$26,536	$29,434	$18,808

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current. For the three and nine months ended March 31, 2011, income recorded on impaired loans totaled $249,000 and $736,000, respectively. For the three and nine months ended March 31, 2010, income recorded on impaired loans totaled $114,000 and $256,000, respectively.  Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2011 (in thousands):

Non-accrual loans:	Non-accrual
Real estate loans:
One-to-four family	$20,922
Multi-family residential	3,090
Commercial	4,926
Other loans:
Automobile	7
Other	2
Total non-accrual loans	$28,947

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
	(Dollars in thousands)

Real estate loans:
One-to-four family	$3,373	$616	$7,349	$11,338	$277,212	$288,550
Multi-family	—	—	1,757	1,757	280,437	282,194
Commercial	—	637	—	637	109,341	109,978
Other loans:
Automobile	60	—	7	67	19,696	19,763
Other	4	—	2	6	12,680	12,686
Total loans	$3,437	$1,253	$9,115	$13,805	$699,366	$713,171

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

Special Mention.  Loans are classified as special mention when it is determined a loan relationship should be monitored more closely.  Loans that are 60 days to 89 days past due are generally classified as special mention.  In addition, loans are classified as special mention for a variety of reasons including changes in recent borrower financial conditions, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters.  A loan classified as special mention in many instances may be performing in accordance with the loan terms.

Substandard.  Loans that are 90 days or more past due are generally classified as substandard.  A loan is also considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable.

Loans not meeting the criteria as part of the above described process are considered to be Pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.  Pass rated assets are not more than 59 days past due but are generally performing in accordance with the loan terms.   As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful

Real estate loans:
One-to-four family	$251,518	$8,100	$28,932	$—
Multi-family	275,100	5,649	1,445	—
Commercial	99,482	6,155	4,341	—
Other loans:
Automobile	19,238	174	327	24
Other	12,677	—	9	—
Total loans	$658,015	$20,078	$35,054	$24

The Company evaluates one-to-four family residential loans by historical loss experience stratified by the county where the property is located.  The following table presents the one-to-four family real estate loans by county as of March 31, 2011 (dollars in thousands).

Unpaid Principal Balance

One-to-four family loans
Los Angeles County	$107,084
Orange County	50,210
Riverside County	12,524
San Bernardino County	13,623
San Diego County	25,625
Other	79,484
$288,550

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

Market Area

Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Bernardino, Riverside and Santa Clara, as nearly all of our loans are to customers in this market area.  Economic conditions remain weak both nationally and in our market area of California.  We continue to experience a downward trend on home prices and California remains one of the highest in the nation for foreclosure activity.  California, in particular has experienced significant declines in real estate values and elevated unemployment rates.  Unemployment rates in California were 12.0% in March 2011 as compared to 12.3% in June 2010.

Comparison of Financial Condition at March 31, 2011 and June 30, 2010.

Assets. Total assets increased $35.2 million, or 4.1% to $902.0 million at March 31, 2011 from $866.8 million at June 30, 2010. The increase primarily reflected growth in cash and cash equivalents, partially offset by a decrease in loans receivable.  Total cash and cash equivalents increased $100.6 million, or 254.3% to $140.2 million at March 31, 2011 from $39.6 million at June 30, 2010.  The increase in cash and cash equivalents was a result of an increase in deposits as well as the $59.1 million in net proceeds raised from the second-step stock offering.

Our investment securities portfolio decreased $2.4 million, or 39.4% to $3.7 million at March 31, 2011 from $6.0 million at June 30, 2010.  The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio decreased by $56.0 million, or 7.4% to $701.9 million at March 31, 2011 from $758.0 million at June 30, 2010 due primarily to a decrease in one-to-four family real estate loans.  One-to-four family real estate loans decreased $47.0 million, or 14.0% to $288.6 million at March 31, 2011 from $335.6 million at June 30, 2010 due to loan repayments, charge-offs and transfers of property to real estate owned. The decline was also due to the overall decline in consumer demand for mortgages as volume has dropped industry-wide.  Multi-family loans increased $3.8 million, or 1.4% to $282.2 million at March 31, 2011 from $278.4 million at June 30, 2010. Commercial real estate loans decreased $3.5 million, or 3.1% to $110.0 million at March 31, 2011 from $113.5 million at June 30, 2010. Other loans which were comprised primarily of automobile loans decreased $10.8 million, or 25.0% to $32.4 million at March 31, 2011 from $43.3 million at June 30, 2010. Real estate loans comprised 95.5% of the total loan portfolio at March 31, 2011, compared with 94.4% at June 30, 2010.

Deposits. Total deposits increased $26.2 million, or 4.1% to $656.9 million at March 31, 2011 from $630.7 million at June 30, 2010. The growth was comprised of increases of $16.7 million in checking and savings balances, $7.3 million in money market balances and $2.2 million in certificates of deposit balances.  The increase in deposits was typical this time of year due to tax refunds as well as higher than normal payroll deposits received by a significant number of our customers at the end of the quarter.

Borrowings. Advances from the FHLB of San Francisco decreased $52.0 million, or 38.0% to $85.0 million at March 31, 2011 from $137.0 million at June 30, 2010. The decrease was a result of the pay down of scheduled maturities of FHLB Advances during the period.  The repayment was funded with available liquidity and proceeds from the second-step stock offering.

Stockholders’ Equity.  Stockholders’ equity increased $60.7 million to $155.4 million at March 31, 2011 from $94.7 million at June 30, 2010. The increase in stockholders’ equity was primarily due to the conversion and related stock offering, which occurred on November 19, 2010.  Proceeds from the offering, net of $4.7 million in expense, totaled $59.1 million, with $3.8 million of the proceeds being used to fund the ESOP.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the quarter ended March 31, 2011 and 2010, respectively.

	For the three months ended March 31,
		2011 (1)			2010 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$716,481	$10,568	5.90%	$756,472	$11,049	5.84%
Securities(3)	4,774	43	3.60%	7,269	83	4.57%
Federal funds sold	99,928	55	0.22%	50,690	25	0.20%
Federal Home Loan Bank stock	11,131	8	0.29%	12,649	8	0.25%
Interest-earning deposits in other financial institutions	11,766	21	0.71%	22,679	86	1.52%
Total interest-earning assets	844,080	10,695	5.07%	849,759	11,251	5.30%
Noninterest earning assets	40,087			40,252
Total assets	$884,167			$890,011

INTEREST-BEARING LIABILITIES
Money market	$125,414	$201	0.64%	$120,573	$254	0.84%
Savings deposits	127,446	107	0.34%	129,973	139	0.43%
Certificates of deposit	320,950	1,884	2.35%	323,470	2,283	2.82%
Borrowings	85,000	967	4.55%	154,500	1,665	4.31%
Total interest-bearing liabilities	658,810	3,159	1.92%	728,516	4,341	2.38%
Noninterest bearing liabilities	70,964			68,888
Total liabilities	729,774			797,404
Equity	154,393			92,607
Total liabilities and equity	$884,167			$890,011
Net interest/spread		$7,536	3.15%		$6,910	2.92%

Margin(4)			3.57%			3.25%

Ratio of interest-earning assets to interest bearing liabilities	128.12%			116.64%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

	For the nine months ended March 31,
		2011 (1)			2010 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$734,673	$32,675	5.93%	$755,941	$33,101	5.84%
Securities(3)	5,176	163	4.20%	8,160	278	4.54%
Federal funds sold	73,954	127	0.23%	47,614	82	0.23%
Federal Home Loan Bank stock	11,526	34	0.39%	12,649	35	0.37%
Interest-earning deposits in other financial institutions	11,410	86	1.00%	27,717	292	1.40%
Total interest-earning assets	836,739	33,085	5.27%	852,081	33,788	5.29%
Noninterest earning assets	39,856			40,825
Total assets	$876,595			$892,906

INTEREST-BEARING LIABILITIES
Money market	$124,123	$638	0.69%	$116,148	$848	0.97%
Savings deposits	129,051	355	0.37%	130,418	488	0.50%
Certificates of deposit	323,772	6,064	2.50%	307,369	6,893	2.99%
Borrowings	107,800	3,807	4.71%	182,001	5,697	4.17%
Total interest-bearing liabilities	684,746	10,864	2.12%	735,936	13,926	2.52%
Noninterest bearing liabilities	67,011			63,764
Total liabilities	751,757			799,700
Equity	124,838			93,206
Total liabilities and equity	$876,595			$892,906
Net interest/spread		$22,221	3.15%		$19,862	2.77%

Margin(4)			3.54%			3.11%

Ratio of interest-earning assets to interest bearing liabilities	122.20%			115.78%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010.

General. Net income for the three months ended March 31, 2011 was $2.3 million, an increase of $1.2 million as compared to $1.1 million for the three months ended March 31, 2010. Earnings per basic and diluted common share were $0.25 for the three months ended March 31, 2011, compared to earnings per basic and diluted common share of $0.12 (as adjusted for the second-step conversion) for the three months ended March 31, 2010.  The increase in net income resulted from an increase in net interest income and a reduction in the provision for loan losses partially offset by an increase in noninterest expense.

Interest Income. Interest income decreased $556,000, or 4.9% to $10.7 million for the three months ended March 31, 2011 from $11.3 million for the three months ended March 31, 2010. The decline in interest income was primarily a result of a decline in the average balance of interest-earning assets which decreased by $5.7 million from $849.8 million for the three months ended March 31, 2010 to $844.1 million for the three months ended March 31, 2011, and a 23 basis point decrease in the average yield on interest-earning assets from 5.30% for the three months ended March 31, 2010 to 5.07% for the three months ended March 31, 2011.  The decline in the average yield on interest-earning assets was a result of a reduction in higher yielding loans receivable as a result of decreased originations being replaced by lower yielding short term liquid cash as a result of net proceeds received from the second-step stock offering.

Interest and fees on loans decreased $481,000, or 4.4%, to $10.6 million for the three months ended March 31, 2011 from $11.0 million for the three months ended March 31, 2010. The decrease was primarily attributable to a $40.0 million decrease in the average loan receivable balance from $756.5 million for the three months ended March 31, 2010 to $716.5 for the three months ended March 31, 2011 due to payoffs and decreased origination of real estate loans.

Interest Expense. Interest expense decreased $1.2 million, or 27.2% to $3.2 million for the three months ended March 31, 2011 from $4.3 million for the three months ended March 31, 2010. The decrease was primarily attributable to a 46 basis point decline in the average cost of interest bearing liabilities from 2.38% for the three months ended March 31, 2010 to 1.92% for the three months ended March 31, 2011 as a result of low interest rates during the period. The decrease in interest expense was also the result of a decline in the average balance of borrowings of $69.5 million, or 45.0%, to $85.0 million for the three months ended March 31, 2011 from $154.5 million for the three months ended March 31, 2010. The decline was the result of scheduled FHLB advance repayments and was funded with available liquidity and proceeds from the second-step stock offering.

Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2011 compared to $2.3 million for the three months ended March 31, 2010. The decline in the overall provision was a result of the continued improvement in our delinquent loans and non-performing assets and a reduction in the Bank’s gross loans receivable.  Delinquent loans 60 days or more to total loans improved from 2.28% at June 30, 2010 to 1.45% at March 31, 2011.  Non-performing assets to total assets improved from 3.79% at June 30, 2010 to 3.39% at March 31, 2011.  In addition, our net loans decreased by $56.0 million during the same period. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased $43,000, or 3.9% to $1.2 million for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010.  The increase in noninterest income was primarily a result of a gain on an equity method investment in an affordable housing fund and an increase in ATM fees and service charges.  Partially offsetting these increases was a decrease in service charges and fees as a result of recent regulatory changes which reduced overdraft charges.

Noninterest Expense. Our noninterest expense increased $753,000, or 17.7% to $5.0 million for the three months ended March 31, 2011 from $4.3 million for the three months ended March 31, 2010. The increase in noninterest expense was primarily due to increases in salaries and benefits, professional services and REO and foreclosure expenses.

Salaries and benefits expense represented 48.5% and 46.9% of total noninterest expense for the three months ended March 31, 2011 and 2010, respectively. Salaries and benefits expense increased $433,000, or 21.7% to $2.4 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010.  The increase in salaries and benefits expense was primarily a result of annual salary increases and an increase in full-time equivalent employees.  The increase in full-time equivalent employees was a result of employees hired primarily in the areas of Information Technology and Lending. We have hired several employees in the Information Technology area as we begin to plan for enhanced E-Commerce systems and delivery channels.  In addition, we have hired additional experienced loan workout staff and additional staff in the real estate loan servicing area to assist with efforts related to loans serviced by others.  See “-Asset Quality.”

Professional services expense increased $225,000, or 79.5% to $508,000 for the three months ended March 31, 2011 from $283,000 for the three months ended March 31, 2010.  The increase in professional services expense was primarily a result of increases in lending legal fees, recruitment fees and outside consulting related to profitability modeling and compensation consulting.

REO and foreclosure expenses increased $151,000 to $32,000 for the three months ended March 31, 2011 from a gain of $119,000 for the three months ended March 31, 2010. For the three months ended March 31, 2010 there was a net gain on the sale of REO sold during the period.  The increase in expense was due to the increased volume of foreclosures and REO during the period which resulted in added foreclosure expense and additional REO operating cost.

Income Tax Expense. Income tax expense increased $1.0 million, or 262.9% to $1.4 million for the three months ended March 31, 2011 compared to $394,000 for the three months ended March 31, 2010. This increase was primarily the result of higher pretax income for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The effective tax rate was 38.7% and 26.2% for the three months ended March 31, 2011 and 2010, respectively.  The lower effective tax rate in the prior year was a result of the greater impact of tax credits on lower taxable income.  The effective tax rate for the three months ended March 31, 2011 was at a more normalized level due to the higher taxable income.

Comparison of Results of Operations for the Nine Months Ended March 31, 2011 and March 31, 2010.

General. Net income for the nine months ended March 31, 2011 was $6.3 million, an increase of $5.0 million as compared to net income of $1.3 million for the nine months ended March 31, 2010. Earnings per basic and diluted common share were $0.68 for the nine months ended March 31, 2011 compared to $0.14 (as adjusted for the second- step conversion) for the nine months ended March 31, 2010. The increase in net income primarily resulted from an increase in net interest income and a reduction in the provision for loan losses partially offset by an increase in noninterest expense.

Interest Income. Interest income decreased by $703,000, or 2.1%, to $33.1 million for the nine months ended March 31, 2011 from $33.8 million for the nine months ended March 31, 2010. The decline in interest income was primarily a result of a decline in the average balance of interest-earning assets which decreased by $15.3 million from $852.1 million for the nine months ended March 31, 2010 to $836.7 million for the nine months ended March 31, 2011, and a reduction in the average yield on interest-earning assets from 5.29% for the nine months ended March 31, 2010 to 5.27% for the nine months ended March 31, 2011.

Interest and fees on loans decreased $426,000, or 1.3%, to $32.7 million for the nine months ended March 31, 2011 from $33.1 million for the nine months ended March 31, 2010. The decrease was primarily attributable to a $21.2 million decrease in the average loan receivable balance from $755.9 million for the nine months ended March 31, 2010 to $734.7 for the nine months ended March 31, 2011 due to payoffs and decreased origination of real estate loans during the period.

Interest income on securities decreased by $115,000 or 41.4%, to $163,000 for the nine months ended March 31, 2011 from $278,000 for the nine months ended March 31, 2010. The decrease was primarily attributable to a $3.0 million decrease in the average balance of investment securities from $8.2 million for the nine months ended March 31, 2010 to $5.2 million for the nine months ended March 31, 2011 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.  In addition, the average yield on securities declined from 4.54% for the nine months ended March 31, 2010 to 4.20% for the nine months ended March 31, 2011 due to low interest rates.

Other interest income decreased by $161,000, or 43.0% to $213,000 for the nine months ended March 31, 2011 from $374,000 for the nine months ended March 31, 2010. The decrease was a result of a decline in the average balance of interest-earning deposits in other financial institutions as well as a decline in the average yield earned on these assets.

Interest Expense. Interest expense decreased $3.1 million, or 22.0% to $10.9 million for the nine months ended March 31, 2011 from $13.9 million for the nine months ended March 31, 2010. The decrease was primarily attributable to a 40 basis point decline in the average cost of interest bearing liabilities from 2.52% for the nine months ended March 31, 2010 to 2.12% for the nine months ended March 31, 2011 as a result of low interest rates during the period.  The decrease in interest expense was also the result of a decline in the average balance of borrowings which decreased $74.2 million, or 40.8%, to $107.8 million for the nine months ended March 31, 2011 from $182.0 million for the nine months ended March 31, 2010. The decline was the result of scheduled FHLB advance repayments and was funded with available liquidity and proceeds from the second-step stock offering.

Provision for Loan Losses. Our provision for loan losses decreased to $950,000 for the nine months ended March 31, 2011 compared to $8.8 million for the nine months ended March 31, 2010.  The decline in the overall provision was a result of the continued improvement in our delinquent loans and non-performing assets and a reduction in the Bank’s gross loans receivable.  The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions. See “-Comparison of Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010 -Provision for Loan Losses.”

Noninterest Income. Our noninterest income decreased $137,000, or 3.9% to $3.4 million for the nine months ended March 31, 2011 from $3.5 million for the nine months ended March 31, 2010. The decrease in noninterest income was primarily a result of a decrease in service charges and fees as a result of recent regulatory changes which reduced overdraft charges partially offset by an increase in ATM fees and charges and the loss on the equity method investment.

Noninterest Expense.  Our noninterest expense increased $1.7 million, or 13.1% to $14.5 million for the nine months ended March 31, 2011 compared to $12.8 million for the nine months ended March 31, 2010. The increase was primarily due to an increase in salaries and benefits, professional services and an increase in REO and foreclosure expense.

Salaries and benefits expense represented 47.8% and 48.7% of total noninterest expense for the nine months ended March 31, 2011 and 2010, respectively. Total salaries and benefits expense increased $691,000, or 11.0%, to $6.9 million for the nine months ended March 31, 2011 from $6.3 million for the nine months ended March 31, 2010. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees. The increase in full-time equivalent employees was a result of employees hired primarily in the areas of Information Technology and Lending.  We have hired several employees in the Information Technology area as we begin to plan for enhanced E-Commerce systems and delivery channels.  In addition, we have hired additional experienced loan workout staff and additional staff in the real estate loan servicing area to assist with efforts related to loans serviced by others.  See “-Asset Quality.”

Professional services increased $443,000, or 65.0% to $1.1 million for the nine months ended March 31, 2011 from $682,000 for the nine months ended March 31, 2010.  The increase in professional services expense was primarily a result of increases in lending legal fees, recruitment fees and outside consulting related to profitability modeling and compensation consulting.

REO and foreclosure expense increased $416,000 to $287,000 for the nine months ended March 31, 2011 from a gain of $129,000 for the nine months ended March 31, 2010.  For the nine months ended March 31, 2010 there was a net gain on the sale of REO sold during the period.  The increase in expense was due to the increased volume of foreclosures and REO during the period which resulted in added foreclosure expense and additional REO operating cost.

Income Tax Expense. Income tax expense increased to $3.8 million for the nine months ended March 31, 2011 compared to $427,000 for the nine months ended March 31, 2010. This increase was primarily the result of higher pretax income for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. The effective tax rate was 37.8% and 24.5% for the nine months ended March 31, 2011 and 2010, respectively. The lower effective tax rate in the prior year was a result of the greater impact of tax credits on lower taxable income.  The effective tax rate for the three months ended March 31, 2011 was at a more normalized level due to the higher taxable income.

Asset Quality

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

The following underwriting guidelines, among other things, have been used by the Bank as underwriting tools to further limit the Bank’s potential loss exposure:

•	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.
•	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans.
•	We only lend up to 75% of the appraised value or purchase price for multi-family residential loans.
•
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

All of our real estate loans are secured by properties located in California.  The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of March 31, 2011
County	One-to-four family	Multi-family residential	Commercial	Total	Percent
	(Dollars in thousands)
Los Angeles	$107,084	$215,318	$62,912	$385,314	56.60%
Orange	50,210	19,411	27,939	97,560	14.33
San Diego	25,625	16,669	2,665	44,959	6.60
Riverside	12,524	5,450	9,229	27,203	4.00
San Bernardino	13,623	16,324	4,128	34,075	5.01
Santa Clara	21,811	565	—	22,376	3.29
Alameda	11,532	57	461	12,050	1.77
Other	46,141	8,400	2,644	57,185	8.40
Total	$288,550	$282,194	$109,978	$680,722	100.00%

Non-accrual Real Estate Loans by County as of March 31, 2011
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non-accrual to Loans in Each Category
	(Dollars in thousands)
Los Angeles	$7,717	$—	$1,623	$9,340	2.42%
Orange	2,431	—	—	2,431	2.49
San Diego	2,596	648	2,665	5,909	13.14
Riverside	1,382	229	—	1,611	5.92
San Bernardino	2,503	2,214	637	5,354	15.71
Santa Clara	1,151	—	—	1,151	5.14
Alameda	974	—	—	974	8.08
Other	2,168	—	—	2,168	3.79
Total	$20,922	$3,091	$4,925	$28,938	4.25%

At March 31, 2011, $172.2 million, or 59.7% of our one-to-four family residential mortgage portfolio was serviced by others.  As a result of a higher level of delinquent loans nationwide, third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner.  Currently, we track the servicing of these loans on our core mortgage servicing system.  We have hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan becomes 30 days past due.  In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower.  Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf.  We have been unsuccessful in negotiating the transfer of these servicing rights to us and are currently pursuing legal action.  We have filed legal suit against Bank of America and CitiMortgage seeking to obtain the transfer of servicing rights on $169.7 million of loans serviced by them to us.  In anticipation of this effort, we have hired additional staff in the real estate loan servicing area.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at March 31, 2011:

	Amount	Percent	Non-performing	Percent of Non-accrual to Loans in Each Category
	(Dollars in thousands)

Purchased and serviced by others	$172,165	$59.67%	$14,140	8.21%
Purchased and servicing transferred to us	24,677	8.55	3,242	13.14
Originated and serviced by us	91,708	31.78	3,540	3.86
Total	$288,550	$100.00%	$20,922	7.25%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.
	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At March 31, 2011
Real estate loans:
One-to-four family	1	$616	21	$7,349	22	$7,965
Multi-family	—	—	1	1,757	1	1,757
Commercial	1	637	—	—	1	637
Other loans:
Automobile	—	—	1	7	1	7
Home equity	—	—	—	—	—	—
Other	—	—	1	2	1	2
Total loans	2	$1,253	24	$9,115	26	$10,368

At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	—	—	2	2,786	2	2,786
Commercial	—	—	—	—	—	—
Other loans:
Automobile	4	35	—	—	4	35
Home equity	—	—	1	63	1	63
Other	—	—	2	4	2	4
Total loans	7	$1,332	38	$16,226	45	$17,558

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	3	16	—	—	3	16
Home equity	—	—	—	—	—	—
Other	11	16	6	11	17	27
Total loans	20	$2,244	20	$6,231	40	$8,475

Delinquent loans 60 days or more past due decreased to $10.4 million or 1.45% of total loans at March 31, 2011 from $17.6 million or 2.28% of total loans at June 30, 2010.  Delinquent one-to-four family residential loans decreased to $8.0 million at March 31, 2011 from $14.7 million at June 30, 2010.  The decrease in delinquent one-to-four family residential loans was a result of loans sold by borrowers through negotiated short sales and loans foreclosed on by the Bank.  Delinquent multi-family loans decreased to $1.8 million at March 31, 2011 from $2.8 million at June 30, 2010.  The decrease in delinquent multi-family loans was a result of one loan foreclosed on by the Bank.  At March 31, 2011, there was one commercial real estate loan totaling $637,000 that was delinquent.

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

The following table sets forth the amounts and categories on our non-performing assets at the dates indicated.

	At March 31,	At June 30,	At June 30,
	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$12,764	$15,561	$6,766
Multi-family	1,757	2,786	—
Commercial	2,261	—	—
Other loans:
Automobile	7	—	—
Home equity	—	63	—
Other	2	4	11
Troubled debt restructurings:
One-to-four family	8,158	9,193	1,859
Multi-family	1,333	1,179	235
Commercial	2,665	2,665	—
Total non-accrual loans	28,947	31,451	8,871

Real estate owned and repossessed assets:
Real estate:
One-to-four family	1,094	1,373	496
Multi-family	529	—	—
Commercial	—	—	—
Other:
Automobile	7	—	3
Home equity	—	—	—
Other	—	—	—
Total real estate owned and repossessed assets	1,630	1,373	499

Total non-performing assets	$30,577	$32,824	$9,370
Ratios:
Non-accrual loans to total loans (1)	4.06%	4.08%	1.18%

Non-performing assets to total assets	3.39%	3.79%	1.05%

(1) Total loans are net of deferred fees and costs

We continue to work with responsible borrowers to keep their properties and as a result we have restructured $12.2 million in mortgage loans of which $10.9 million were performing in accordance with their revised contractual terms at March 31, 2011.  All restructured loans were reported as non-accrual at March 31, 2011.  Troubled debt restructured loans are reported as non-accrual until we are reasonably assured of repayment and sustained performance according to the modified terms.  At March 31, 2011 there were $8.0 million of multi-family and commercial real estate loans (“income property”) on non-accrual for which specific valuation allowances of $1.4 million have been applied.  Included in the $8.0 million of income property loans on non-accrual at March 31, 2011 were four multi-family loans totaling $3.1 million and three commercial real estate loans totaling $4.9 million.

At March 31, 2011, there were four multi-family residential loans on non-accrual. The first multi-family residential loan was made to one borrower with a principal balance of $1.8 million at March 31, 2011 located in Adelanto, California.  The loan was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process.  The remaining three multi-family residential loans on non-accrual were in the amount of $1.3 million in the aggregate and were troubled debt restructurings at March 31, 2011.  At March 31, 2011, there were three commercial real estate loans on non-accrual. The first commercial real estate loan had a principal balance of $637,000 secured by an office building in San Bernardino County, California, which was not current at March 31, 2011 and has experienced cash flow problems. The second commercial real estate loan had a principal balance of $1.6 million secured by an office building in Los Angeles County, California, which was current at March 31, 2011, but had previously experienced cash flow problems. The third commercial real estate loan had a principal balance of $2.7 million secured by a strip mall in San Diego, California, which was current at March 31, 2011, but had previously experienced cash flow problems. The level of non-accrual loans has impacted our determination of the allowance for loan losses at March 31, 2011. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.

Classified Assets.  We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The total amount of classified assets represented 6.12% of our total assets at March 31, 2011, as compared to 5.84% of our total assets at June 30, 2010.  The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	March 31, 2011	June 30, 2010
	(Dollars in thousands)
Classified and Special Mention Assets:
Loss	$10	$9
Doubtful	24	43
Substandard	35,054	40,513
Special Mention	20,078	10,043
Total	$55,166	$50,608

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

Our income property loans are less seasoned, and therefore, to-date we have not incurred material charge-offs and our delinquency history on income property loans has been less than our one-to-four family real estate loans.  In addition, the multi-family portfolio has been a significant growth area in our loan portfolio during fiscal 2010.  For income property loans we review the debt service coverage ratios, collateral values, seasoning and peer group data.  In 2010, we expanded our migration analysis to include the credit loss migration from published sources, including both the Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation, in order to determine the allowance for loan losses on income property loans, given the characteristics of the peer group as compared to our portfolio.  Due to the decline in the loss experience of our peer group over the past year, our analysis of debt service coverage ratios, collateral values and the leveling off of our income property loans year over year, the general valuation portion of our income property loan portfolio decreased to $3.5 million at March 31, 2011, compared to $3.9 million at June 30, 2010.

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

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	March 31, 2011		June 30, 2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$6,802	40.46%	$7,821	43.55%
Multi-family	2,852	39.57	3,643	36.12
Commercial	2,068	15.42	1,599	14.72
Other loans:
Automobile	75	2.77	185	3.83
Other	27	1.78	61	1.78
Total allowance for loan losses	$11,824	100.00%	$13,309	100.00%

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2011, total approved loan commitments amounted to $2.1 million, which included the unadvanced portion of loans of $2.1 million.

Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at March 31, 2011, totaled $146.4 million and $45.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2011, we had available additional advances from the FHLB of San Francisco in the amount of $208.3 million. We also had an available line of credit with the Federal Reserve Bank of San Francisco of $47.5 million at March 31, 2011, which has not been drawn upon.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OTS capital requirements at March 31, 2011 and June 30, 2010. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$120,445	20.51%	$46,989	8.00%	$58,736	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	113,713	19.36	23,494	4.00	35,242	6.00
Tier 1 (core) capital (to adjusted tangible assets)	113,713	12.67	35,893	4.00	44,867	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$88,639	14.73%	$48,141	8.00%	$60,176	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	81,111	13.48	24,070	4.00	36,106	6.00
Tier 1 (core) capital (to adjusted tangible assets)	81,111	9.42	34,425	4.00	43,031	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At March 31, 2011, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

An independent third party provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at March 31, 2011 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

		March 31, 2010
Change in interest rates in basis points (“bp”) (Rate shock in rates)
		Estimated Increase (Decrease) in NPV			NPV as a percentage of Present Value of Assets (3)
		Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
		(Dollars in thousands)
+300	bp	$105,568	$(23,870)	(18)%	12.35%	(171	)bp
+200	bp	114,233	(15,205)	(12)	13.04	(102)
+100	bp	122,123	(7,315)	(6)	13.60	(46)
0	bp	129,438	—	—	14.06	—
-100	bp	131,649	2,211	2	14.04	(2)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Dated: May 13, 2011
BY: /s/ K. M. Hoveland
K. M. Hoveland
President, Chief Executive Officer

BY: /s/ Dustin Luton
Dustin Luton
Chief Financial Officer