Form 10-K
period 2011-06-30
Kaiser Federal Financial Group, Inc.
filed 2011-09-13
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:	001-34979

KAISER FEDERAL FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-1500698
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1359 N. Grand Avenue, Covina, CA	91724
(Address of principal executive offices)	(Zip Code)

(800) 524-2274
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity as of December 31, 2010 was $99.1 million. There were 9,605,154 shares of the registrant’s common stock, $.01 par value per share, outstanding at September 9, 2011.

KAISER FEDERAL FINANCIAL GROUP, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2011

Part I.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “strategy,” “plan,” or future conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1A of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, there can be no assurance that our expectations will be realized.

Item 1. Business.

General

Kaiser Federal Financial Group, Inc. (the “Company”) is a Maryland corporation that owns all of the outstanding common stock of Kaiser Federal Bank (the “Bank”).  It is the successor to K-Fed Bancorp following the completion of the second-step conversion and offering in November 2010.  On November 19, 2010, the Company completed the conversion from a mutual holding company structure to a fully public stock holding company form of organization and related public offering. The Company sold a total of 6,375,000 shares of common stock in the offering at a purchase price of $10.00 per share.  The offering raised capital of $59.1 million, which is net of costs of $4.7 million.  Concurrent with the completion of the offering, shares of K-Fed Bancorp common stock owned by public stockholders were exchanged for 0.7194 of a share of the Company’s common stock.  All share and per share information in this report for years prior to the conversion has been revised to reflect the 0.7194:1 conversion ratio on shares outstanding, including shares of the former mutual holding company that were not publically traded.

The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.   Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis, and prior to November 19, 2010, the Company refers to K-Fed Bancorp and the Bank on a consolidated basis.

At June 30, 2011, the Company had consolidated assets of $856.4 million, deposits of $634.7 million and stockholders’ equity of $157.4 million.  The Company does not maintain offices separate from those of the Bank or utilize persons other than certain of the Bank’s officers.  Our executive offices are located at 1359 North Grand Avenue, Covina, California 91724 and our telephone number is (626) 339-9663.

The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Covina, California, with branches or financial service centers in Pasadena, Covina, Downey, Harbor City, Los Angeles and Panorama City to serve Los Angeles County, financial service centers in Fontana and Riverside to serve San Bernardino and Riverside counties, and one financial service center in Santa Clara to serve Santa Clara County. Financial service centers provide all of the services as our full service branches except they do not disburse cash; however, there is an on-site Automated Teller Machine (“ATM”) that dispenses cash.  We have a network of 58 ATMs located in Southern California and the San Francisco Metropolitan Area, primarily located at Kaiser Permanente Medical Centers and office buildings.

We began operations as a credit union in 1953 initially serving the employees of the Kaiser Foundation Hospital in Los Angeles, California. As the Kaiser Permanente Medical Care Program evolved so did the credit union, and in 1972, it changed its name to Kaiser Permanente Federal Credit Union. The credit union grew to primarily serve Kaiser Permanente employees and physicians who worked or lived in California. The credit union serviced members with two branches, Pasadena and Santa Clara, and a network of ATMs. However, as a credit union, the credit union was legally restricted to serve only individuals who shared a “common bond” such as a common employer.

After receiving the necessary regulatory and membership approvals, on November 1, 1999, Kaiser Permanente Federal Credit Union converted to a federal mutual savings bank known as Kaiser Federal Bank which serves the general public as well as Kaiser Permanente employees. Kaiser Federal Bank reorganized into the mutual holding company structure in 2003 and became the wholly owned subsidiary of K-Fed Bancorp.  On March 30, 2004, K-Fed Bancorp completed a minority stock offering where it sold approximately 39% of its shares to the public.  In November 2010, the Company completed the second–step conversion and offering and the Bank became the wholly owned subsidiary of Kaiser Federal Financial Group, Inc.

Kaiser Federal Bank’s principal business activity consists of attracting retail deposits from the general public and originating primarily loans secured by first mortgages on owner-occupied one-to-four family residences and multi-family residences located in its market area and, to a lesser extent, commercial real estate, automobile and other consumer loans. Prior to 2007, Kaiser Federal Bank purchased, using our own underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California.  These purchases were primarily funded with Federal Home Loan Bank borrowings.  Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis.  Kaiser Federal Bank also originated commercial real estate loans, but made the strategic decision to cease such lending in January 2009 in light of the downturn in economic conditions. As economic conditions improve, we would consider the origination of such loans again.  Historically, we have not originated, or purchased, commercial business, commercial construction, or residential construction loans and have no current plans to do so.

Our revenues are derived principally from interest on loans and mortgage-backed and related securities. We also generate revenue from service charges and other income.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and certificate of deposit accounts with varied terms ranging from 90 days to five years. We solicit deposits in our primary market areas of Los Angeles, Orange, San Diego, San Bernardino, Riverside, and Santa Clara counties, in California.

Available Information

Our Internet address is www.kffg.com. We make available free of charge, through our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). All SEC filings of the Company are also available at the SEC’s website, www.sec.gov.

Market Area

The United States experienced a severe economic recession in 2008 and 2009, which effects have continued into 2011.  Recent growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  Economic conditions remain weak both nationally and in our market area of California.  We continue to experience a downward trend on home prices and California, in particular has experienced significant declines in real estate values.  In addition, California continues to experience elevated unemployment rates as compared to the national average.

Future growth opportunities will be influenced by the stability of the regional economy and other trends within California, including unemployment rates and housing market conditions.  According to the U.S. Census Bureau, unemployment rates in California remain high at 11.8% at June 30, 2011 as compared to 12.3% at June 30, 2010 and 11.6% at June 2009.  This compares to the national unemployment rate of 9.2% at June 30, 2011, 9.5% at June 30, 2010 and 9.5% at June 30, 2009.  The S&P/Case-Shiller Home Price Index for the Los Angeles Metropolitan Area declined by approximately 37.8% at June 2011 as compared to the high reported in 2006.  This compares to the S&P/Case-Shiller U.S. National Home Price Index decline of approximately 32% at June 2011 as compared to the high reported in 2006.  The California Association of Realtors reported single-family home sales decreased 4% in June 2011 as compared to June 2010.  In addition, the statewide median home price decreased 6% in June 2011 as compared to June 2010.

According to the California Building Industry Association, the housing industry in California is still struggling to keep pace with 2010 which was the second-lowest year for housing production in U.S. history.  Builders are competing with a glut of foreclosed and distressed properties while buyers are purchasing fewer homes due to tight lending restrictions and the current climate of economic uncertainty.  In response to declining new home sales, builders reduced the pace of new construction over the past several years.  According to the U.S. Census Bureau, one-to-four family and multi-family building permits declined significantly in 2008 and 2009 and remained low in 2010, both nationally and in California.  On a national level, one-to-four family building permits declined 35% in 2008, 36% in 2009 and increased 3% in 2010.  This compares to one-to-four family building permits in California declining 43% in 2008, 44% in 2009 and increasing 2% in 2010.  While the recent improvement in construction is encouraging, the California housing market and economy have been adversely impacted by the record low levels of building permits over the past several years.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

We attract all of our deposits through our branch and ATM network. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. We have less than a 1% market share of deposits in each of the markets in which we compete.

Lending Activities

General. Historically, we originated and purchased first lien one-to-four family real estate loans throughout our market area.  However, we have not purchased any one-to-four family real estate loans since June 2007 as we have focused our efforts on originating multi-family residential loans.  Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis.  We also originate consumer loans, primarily automobile loans.  Prior to January 2009, we also originated commercial real estate loans, but have ceased making such loans until economic conditions improve and the real estate market stabilizes.

Our loans carry either a fixed or an adjustable rate of interest.  We do not offer adjustable rate loans where the initial rate is below the otherwise applicable index rate (i.e., teaser rates). Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. Consumer loans are generally short term and amortize monthly or have interest payable monthly.  We also have loans in our portfolio that only require interest payments on a monthly basis. At June 30, 2011, our net loan portfolio totaled $696.6 million, which constituted 81.3% of our total assets. With respect to purchased loans, we underwrote each purchased loan in accordance with our underwriting standards. The majority of the loans that we purchased were acquired with servicing retained by the seller to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs. We generally purchased these loans without recourse against the seller.

At June 30, 2011, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $18.4 million, or 15% of our unimpaired capital. At June 30, 2011, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2011 were as follows:

●	seven loans to an individual for $7.4 million secured by seven multi-family dwellings ranging from 8 to 50 units;

●	three loans to an individual for $6.7 million secured by a single tenant retail building, a single tenant supermarket building and a 15 tenant mixed use office building;

●	two loans to an individual totaling $6.4 million, secured by a multi-tenant medical office building and a 54 unit multi-family dwelling;

●	two loans to an individual for $5.7 million secured by a single tenant industrial building and a single tenant office building; and

●	two loans to an individual for $5.2 million secured by a single tenant retail building and a 15 tenant office building.

All of the loans noted in the above relationships were performing in accordance with their terms as of June 30, 2011.

The following table presents information concerning the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated.  There were no loans held for sale on any of the dates indicated below.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
One-to-four family	$282,068	39.87%	$335,631	43.55%	$377,230	50.22%	$428,727	57.51%	$469,459	66.88%
Multi-family	287,808	40.69	278,397	36.12	196,575	26.17	132,290	17.75	88,112	12.55
Commercial	107,961	15.26	113,458	14.72	121,143	16.13	115,831	15.54	77,821	11.09
Total real estate loans	677,837	95.82	727,486	94.39	694,948	92.52	676,848	90.80	635,392	90.52

Other loans
Consumer:
Automobile	18,008	2.55	29,492	3.83	41,798	5.56	52,299	7.01	53,100	7.56
Home equity	940	0.13	1,096	0.14	1,299	0.17	1,405	0.19	1,446	0.21
Other	10,604	1.50	12,672	1.64	13,119	1.75	14,883	2.00	12,024	1.71
Total other loans	29,552	4.18	43,260	5.61	56,216	7.48	68,587	9.20	66,570	9.48

Total loans	707,389	100.00%	770,746	100.00%	751,164	100.00%	745,435	100.00%	701,962	100.00%

Less:
Net deferred loan origination costs (fees)	659		607		376		33		(134)
Net (discount) premium on purchased loans	(35)		(59)		(79)		(48)		120
Allowance for loan losses	(11,367)		(13,309)		(4,586)		(3,229)		(2,805)
Total loans receivable, net	$696,646		$757,985		$746,875		$742,191		$699,143

Loan Maturity. The following schedule illustrates certain information at June 30, 2011 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms-to-maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate			Consumer
	One-to-four family	Multi-family	Commercial	Automobile	Home Equity	Other	Total
	(In thousands)
At June 30, 2011
Within 1 year (1)	$17	$227	$—	$1,377	$940	$2,112	$4,673

After 1 year:
After 1 year through 3 years	298	5	8,319	8,799	—	1,581	36,254
After 3 year through 5 years	137	233	25,343	7,691	—	1,217	17,369
After 5 year through 10 years	26,482	30,597	73,231	141	—	5,694	136,145
After 10 year through 15 years	8,081	232,744	1,068	—	—	—	241,893
After 15 years	247,053	24,002	—	—	—	—	271,055
Total due after 1 year	282,051	287,581	107,961	16,631	—	8,492	702,716

Total	$282,068	$287,808	$107,961	$18,008	$940	$10,604	$707,389

(1) Includes demand loans and loans that have no stated maturity.

The following table sets forth the dollar amount of all loans at June 30, 2011 that are due after June 30, 2012, which have fixed interest rates and adjustable interest rates.

	Due after June 30, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans
One-to-four family	$229,427	$52,624	$282,051
Multi-family	─	287,581	287,581
Commercial	─	107,961	107,961
Real estate loans	229,427	448,166	677,593

Other Loans
Consumer
Automobile	16,631	─	16,631
Home equity	─	─	─
Other loans	8,492	─	8,492
Other loans due	25,123	─	25,123
Total loans	$254,550	$448,166	$702,716

One-to-four Family Residential Lending. At June 30, 2011, our first lien one-to-four family residential mortgage loans totaled $282.1 million, or 39.9%, of our gross loan portfolio. We generally underwrite our one-to-four family loans based on the applicant’s employment, credit history and the appraised value of the subject property. With respect to loans we have purchased, we underwrote each loan based upon our underwriting standards prior to making the purchase. Presently, we lend up to 80% of the lesser of the appraised value or purchase price of the subject property for one-to-four family residential loans. We also lend up to 95% of the lesser of the appraised value or purchase price of the subject property with private mortgage insurance (“PMI”). Properties securing our one-to-four family loans are appraised by independent state licensed fee appraisers approved by our Credit Committee. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

We currently originate one-to-four family mortgage loans on a fixed rate and adjustable rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable rate loans are tied to indices based on the one year London Inter Bank Offering Rate and U.S. Treasury securities adjusted to a constant maturity of one year. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our one-to-four family mortgage loans are structured with a thirty year maturity and with amortizations up to a 30-year period. All of our one-to-four family loans are secured by properties located in California. All of our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the property.

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loan mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  At June 30, 2011, our one-to-four family adjustable rate mortgage loan portfolio totaled $52.6 million, or 7.4% of our gross loan portfolio. At that date, the fixed rate one-to-four family mortgage loan portfolio totaled $229.4 million, or 32.5% of our gross loan portfolio.  Included in non-accrual loans at June 30, 2011 were $3.3 million in adjustable rate one-to-four family mortgage loans and $15.1 million in fixed rate one-to-four family mortgage loans.

In addition, we previously purchased interest-only one-to-four family mortgage loans. One-to-four family interest-only mortgage loans have decreased by $12.1 million, or 26.6% to $33.2 million at June 30, 2011 from $45.3 million at June 30, 2010. We have also purchased loans underwritten based upon stated income. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. One-to-four family stated income mortgage loans have decreased by $12.6 million, or 16.8% to $62.6 million at June 30, 2011 from $75.2 million at June 30, 2010. As of June 30, 2011, $42.4 million of stated income mortgage loans were fixed rate loans and $20.2 million were adjustable rate loans.  Included in non-accrual loans at June 30, 2011 were $10.4 million in one-to-four family loans that were interest-only or stated income loans that carried a specific valuation allowance of $2.1 million.  There were $4.1 million in interest-only or stated income loans that were modified as of June 30, 2011.  The $4.1 million in loans were classified as troubled debt restructurings and are included in non-accrual loans.  There are no special or unusual payment arrangements on these loans.

In 2005, we began to purchase interest-only loans assuming a fully amortizing monthly payment and loan qualification was based upon the fully indexed and amortized payment.  We have no plans to increase the number of interest-only or stated income loans held in our loan portfolio or originate such loans at this time and have not purchased any such loans since 2007.  An interest-only loan typically provides for the payment of interest (rather than both principal and interest) for a fixed period of three, five or seven years, thereafter the loan payments adjust to include both principal and interest for the remaining term.  By imposing these additional underwriting standards we believe these loans should not present greater risk than other loans in our one-to-four family loan portfolio.

The following table describes certain risk characteristics of our one-to-four family nonconforming mortgage loans held for investment as of June 30, 2011 and 2010:

Category	Outstanding Balance	Weighted-Average Credit Score(1)	Weighted Average LTV(2)	Weighted- Average Seasoning(3)
	(Dollars in thousands)
June 30, 2011
Interest-only(4)	$33,235	733	71.91%	5.08	years
Stated income(4)(5)	65,554	736	68.18	6.18
Credit score less than or equal to 660	20,933	641	70.88	5.94

June 30, 2010
Interest-only(4)	$45,295	735	71.86%	4.16	years
Stated income(4)(5)	75,184	737	66.95	5.18
Credit score less than or equal to 660	25,268	640	70.68	4.90

(1)	The credit score is one factor in determining the credit worthiness of a borrower based on the borrower’s credit history. The credit score is as of origination.
(2)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.
(3)	Seasoning describes the number of years since the funding date of the loan.
(4)	At June 30, 2011 and 2010 there were $8.2 million and $9.9 million in loans that are both stated income and interest-only, respectively.
(5)
Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.

Multi-Family Residential Real Estate Lending. We also offer multi-family residential real estate loans through our staff at the Covina headquarters office. These loans are secured by real estate located in our primary market areas, within the state of California.  We generally originate multi-family residential loans through our loan officers.  We seek to originate multi-family residential loans with initial principal balances of $1.5 million or less.   At June 30, 2011, multi-family residential loans totaled $287.8 million, or 40.7%, of our gross loan portfolio, and consisted of 433 loans outstanding with an average loan balance of approximately $665,000 although we originate loans with balances greater than this average.

Our multi-family residential loans are originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. Our adjustable rate loans carry an initial fixed rate of interest for one, three, five or seven years which then convert to an interest rate that is adjusted annually based upon the applicable index. Presently, our underwriting guidelines allow us to lend up to 75% of the lesser of the appraised value or purchase price of multi-family residential real estate. These loans require monthly payments, amortize over a period of up to thirty years and have maximum maturity of thirty years and carry prepayment penalties.

Loans secured by multi-family residential real estate are underwritten based on non-discriminatory underwriting standards and loan origination procedures established by Kaiser Federal Bank’s Credit Committee.  Loan policies are reviewed annually or more frequently if warranted, and approved by both the Credit Committee and Kaiser Federal Bank’s board of directors.  The loan underwriting process is intended to assess the income producing potential of the property and the financial strength of the borrower.  We review the borrower’s sources of income, cash flow, assets, and credit history.  We evaluate the historical and projected income and expenses of the borrower and property.  We also evaluate a guarantor when a guarantee is provided as part of the loan.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. Appraisals and secondary review appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by our Credit Committee.

Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information.  To ensure adequate resources to request, follow-up, and analyze borrower financial updates, additional staff has been allocated to these functions, and staffing will be added in the future to support the size and complexity of the portfolios.  Included in non-accrual loans at June 30, 2011 were four multi-family residential real estate loans totaling $3.1 million, three of which totaling $1.3 million were classified as troubled debt restructurings and are current under the modified terms.  See “—Asset Quality - Non-Performing Assets.”

Commercial Real Estate Lending. In January 2009, we suspended offering new commercial real estate loans due to the unstable economic outlook for this type of loan.  We will reevaluate whether to originate commercial real estate loans in the future as market conditions change.  The existing portfolio is secured primarily by small retail establishments, small industrial warehouse buildings and small office buildings located in our primary market area, within the state of California, and are both owner and non-owner occupied. These loans were originated through our staff at our Covina headquarters office.  Generally, we have not purchased commercial real estate loans.  At June 30, 2011, commercial real estate loans totaled $108.0 million, or 15.3% of our gross loan portfolio, of which $22.6 million or 20.9% of this portfolio was to borrowers who occupy the property.

The table below shows the number and outstanding balance by collateral type of our commercial real estate loans at June 30, 2011.

Type of Loan	Number of Loans	Outstanding Balance
		(In thousands)
Office	33	$37,793
Owner occupied	31	22,610
Manufacturing facilities	13	16,602
Retail	10	15,863
Medical office	4	5,263
Other	12	9,830
Total	103	$107,961

We originated only adjustable rate commercial real estate loans. The interest rate on these loans is tied to a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three, five or seven years which then converts to an interest rate that is adjusted annually based upon the index. Presently, our underwriting guidelines allow us to lend up to 65% of the lesser of the appraised value or purchase price for the commercial real estate. These loans require monthly payments, amortize up to thirty years, have maturities of up to fifteen years and carry prepayment penalties.

Loans secured by commercial real estate were underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. All loans required an appraisal and secondary review from two different independent state licensed fee appraisers on our approved appraiser list, which is approved by the Credit Committee.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information.  Included in non-accrual loans totaling as of June 30, 2011 were two contractually current commercial real estate loans with balances of $4.3 million.  See “—Asset Quality - Non-Performing Assets.”

Consumer Loans. We offer a variety of secured consumer loans, including home equity lines of credit, new and used automobile loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. At June 30, 2011, our consumer loan portfolio, exclusive of automobile loans, totaled $11.5 million, or 1.6%, of our gross loan portfolio.

The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Many of our automobile loans are made to employees of the Kaiser Permanente Health Care System. Loans secured by automobiles totaled $18.0 million, or 2.6%, of our gross loan portfolio at June 30, 2011. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 120% of the manufacturer’s suggested retail price for new automobiles and up to 120% of retail value on used cars, based on valuation from official used car guides including tax, license, mechanical breakdown insurance and guaranteed automobile protection.

Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss for damage by fire, theft and collision.  Nevertheless, there can be no assurance that each financed vehicle will continue to be covered by physical damage insurance provided by the borrower during the entire term which the related loan is outstanding.  In addition, we have the right to force place insurance coverage in the event the required physical damage insurance on an automobile is not maintained by the borrower.

Our primary focus when originating automobile loans is on the ability of the borrower to repay the loan rather than the value of the underlying collateral.  The amount financed by us is generally up to the manufacturer’s suggested retail price of the financed vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts obtained through us in connection with the vehicle.

Consumer loans may entail greater risk than do one-to-four family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Approval Procedures and Authority. All multi-family residential and commercial real estate loans require an appraisal and secondary review appraisal as part of the underwriting process. One-to-four family residential loans require an appraisal and may be subject to a secondary review appraisal. Secured consumer loans require evaluation of collateral.  Additionally, any multi-family residential and commercial real estate loan request that results in a total credit exposure to one borrower of over $500,000 and up to $1.5 million requires the additional approval of a second underwriter and/or the Chief Credit Officer.  Any one-to-four family residential loan that results in a total credit exposure to one borrower of over $500,000 and up to $1 million requires an additional approval by a real estate lending manager; over $1 million and up to $1.5 million requires approval by a credit committee member.  Any loan request that results in a total credit exposure to one borrower over $1.5 million and up to $5 million requires the approval of the Credit Committee, which is currently comprised of the Chairman of the Board, President/CEO, Chief Credit Officer, and other senior lending staff.  Loan requests that result in a credit exposure to one borrower over $5.0 million require the board of directors’ approval.  All loan approvals granted by the Credit Committee are documented in the meeting minutes and reported to the board of directors.  Although our regulatory loans-to-one borrower limit is substantially higher than the $5 million internal limit, our intention is to keep our internal lending limits at their current levels.

Loan Originations, Purchases, Sales and Repayments. We originate loans through employees located at our headquarters office. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers and mortgage loan brokers are also important sources of loan originations.

While we originate adjustable rate and fixed rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. Prior to June 2007, we have also purchased real estate whole loans as well as participation interests in real estate loans. Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis. At June 30, 2011, our real estate loan portfolio totaled $677.8 million or 95.8% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2011 totaled $173.9 million, or 24.6% of the gross loan portfolio.  At June 30, 2010, our real estate loan portfolio totaled $727.5 million or 94.4% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2010 totaled $215.3 million, or 27.9% of the gross loan portfolio.

The following table shows the loan originations, purchases, sales and repayment activities for the years indicated.

	Year ended June 30,
	2011	2010	2009
	(In thousands)

Originations by type:
Adjustable rate:
Real estate one-to-four family	$ ─	$ ─	$ ─
-multi-family	40,675	91,104	76,495
-commercial	─	─	13,664
Non-real estate -other consumer	─	─	─
Total adjustable rate	40,675	91,104	90,159

Fixed rate:
Real estate one-to-four family	10,771	29,045	7,777
Non-real estate –consumer automobile	4,881	8,285	12,395
-other consumer	6,545	9,397	11,264
Total fixed rate	22,197	46,727	31,436
Total loans originated	62,872	137,831	121,595

Purchases:
Adjustable rate:
Real estate one-to-four family
-multi-family	─	─	─
-commercial	─	─	─
Total adjustable rate	─	─	─

Fixed rate:
Real estate- one-to-four family	─	─	─
Total fixed rate	─	─	─
Total loans purchased	─	─	─

Sales and repayments:
Sales and loan participations sold	─	2,485	─
Principal repayments	124,318	115,764	115,866
Total reductions	124,318	118,249	115,866
Increase (decrease) in other items, net	107	(8,472)	(1,045)
Net (decrease) increase	$(61,339)	$11,110	$4,684

Asset Quality

General. We continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans.  In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property.  With respect to loans we purchased, we underwrote each loan based upon our own underwriting standards prior to making the purchase.
The following underwriting guidelines, among other things, have been used by us as underwriting tools to further limit our potential loss exposure:

●	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.
●	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans without PMI, up to 95% with PMI.
●	We only lend up to 75% of the appraised value or purchase price for multi-family residential loans.
●	We only lend up to 65% of the appraised value or purchase price for commercial real estate loans.

Additionally, our portfolio has remained strongly anchored in traditional mortgage products. We do not originate or purchase construction and development loans, teaser option-adjustable rate mortgage loans, negatively amortizing loans or high loan-to-value loans.

At June 30, 2011, one-to-four family residential mortgage loans totaled $282.0 million, or 39.9%, of our gross loan portfolio of which $229.4 million were fixed rate and $52.6 million were adjustable rate loans.  Adjustable rate mortgages generally pose different credit risks than fixed rate mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Included in non-accrual loans at June 30, 2011 were $3.3 million in adjustable rate one-to-four family loans and $15.1 million in fixed rate one-to-four family loans.  Overall this represents 6.5% of the one-to-four family residential mortgage loan portfolio.

All of our real estate loans are secured by properties located in California.  The following tables set forth our real estate loans and non-accrual real estate loans by county:
Real Estate Loans by County as of June 30, 2011
County	One-to-four family	Multi-family residential	Commercial	Total	Percent
	(Dollars in thousands)
Los Angeles	$104,919	$220,967	$61,100	$386,986	57.09%
Orange	49,321	20,753	27,815	97,889	14.44
San Diego	25,062	16,586	2,664	44,312	6.54
San Bernardino	13,271	15,788	4,112	33,171	4.90
Riverside	12,247	5,430	9,178	26,855	3.96
Santa Clara	20,747	560	—	21,307	3.14
Alameda	10,838	51	459	11,348	1.67
Other	45,663	7,673	2,633	55,969	8.26
Total	$282,068	$287,808	$107,961	$677,837	100.00%

Non-accrual Real Estate Loans by County as of June 30, 2011
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Los Angeles	$5,312	$—	$1,614	$6,926	1.79%
Orange	2,548	—	—	2,548	2.60
San Diego	2,178	648	2,665	5,491	12.39
San Bernardino	2,538	2,214	637	5,389	16.25
Riverside	1,206	228	—	1,434	5.34
Santa Clara	1,149	—	—	1,149	5.39
Alameda	1,295	—	—	1,295	11.41
Other	2,159	—	—	2,159	3.86
Total	$18,385	$3,090	$4,916	$26,391	3.89%

Problem Assets. For one-to-four family residential, multi-family residential and commercial real estate loans serviced by us, a notice is sent to the borrower when the loan is between seven and ten days past due. When the loan is between ten and fifteen days past due, we mail a subsequent delinquency notice to the borrower. Typically, before the loan becomes thirty days past due, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to ten days to bring the account current. Once the loan becomes sixty days delinquent, and an acceptable repayment plan has not been agreed upon, the servicing officer will turn over the account to the deed of trust trustee with instructions to initiate foreclosure.  Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. However, we track each purchased loan individually to attempt to receive full payments as scheduled. Each month, third party servicers are required to provide delinquent loan status reports to our servicing officer, which are included in the month-end delinquent real estate report to management.

When a borrower fails to make a timely payment on a consumer loan, a delinquency notice is sent when the loan is seven days past due. When the loan is fourteen days past due, we mail a subsequent delinquency notice to the borrower. Once a loan is thirty days past due, our staff contacts the borrower by telephone to determine the reason for delinquency and to request payment of the delinquent amount in full or to establish an acceptable repayment plan to bring the loan current. If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured loans and legal action for unsecured loans.

At June 30, 2011, $167.6 million, or 59.4% of our one-to-four family residential mortgage portfolio was serviced by others.  As a result of a higher level of delinquent loans nationwide, third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner.  Currently, we track the servicing of these loans on our core mortgage servicing system.  We have hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan falls 30 days past due.  In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower.  Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf.  We have filed legal suit against two servicers seeking to obtain the transfer of servicing rights on $165.2 million of loans serviced by them to us.  In anticipation of this effort, we have hired additional staff in the real estate loan servicing area.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at June 30, 2011:

	Amount	Percent	Non-performing	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)

Purchased and serviced by others	$167,605	59.42%	$13,065	7.80%
Purchased and servicing transferred to us	24,343	8.63	3,232	13.28
Originated and serviced by us	90,120	31.95	2,088	2.32
Total	$282,068	100.00%	$18,385	6.52%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated:

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At June 30, 2011
Real estate loans:
One-to-four family	2	$1,043	17	$6,583	19	$7,626
Multi-family	1	457	1	1,757	2	2,214
Commercial	—	—	1	637	1	637
Other loans:
Automobile	1	6	—	—	1	6
Home equity	—	—	—	—	—	—
Other	1	3	3	5	4	8
Total loans	5	$1,509	22	$8,982	27	$10,491

At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	—	—	2	2,786	2	2,786
Commercial	—	—	—	—	—	—
Other loans:
Automobile	4	35	—	—	4	35
Home equity	—	—	1	63	1	63
Other	—	—	2	4	2	4
Total loans	7	$1,332	38	$16,226	45	$17,558

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	3	16	—	—	3	16
Home equity	—	—	—	—	—	—
Other	11	16	6	11	17	27
Total loans	20	$2,244	20	$6,231	40	$8,475

At June 30, 2008
Real estate loans:
One-to-four family	—	$—	4	$1,583	4	$1,583
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

At June 30, 2007
Real estate loans:
One-to-four family	—	$—	2	$1,115	2	$1,115
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

Delinquent loans 60 days or more past due decreased to $10.5 million or 1.48% of total loans at June 30, 2011 from $17.6 million or 2.28% of total loans at June 30, 2010.  Delinquent one-to-four family loans decreased from $14.7 million at June 30, 2010 to $7.6 million at June 30, 2011.  In addition, there was one multi-family residential loan totaling $1.8 million and one commercial real estate loan totaling $637,000 that were over 90 days delinquent at June 30, 2011 and are in the process of foreclosure.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.  Non-accrual loans also include certain troubled debt restructurings.

At June 30, 2011, we had $12.9 million in troubled debt restructurings.  Of the $12.9 million in troubled debt restructurings, all are included in non-accrual loans in the following table.  Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (determined on a case by case basis) and there is a reasonable assurance that the payment will continue.  There were no further commitments to customers whose loans are troubled debt restructurings at June 30, 2011.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings.  Any loan modifications made due to financial difficulties of the borrower where a concession is made are reported as troubled debt restructurings.  Any other changes or modifications made for borrowers who are not experiencing financial difficulties are done on an infrequent basis.  There were seventeen loans that were modified in fiscal 2011 and not accounted for as troubled debt restructurings in the amount of $7.8 million.  The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications.  The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One-to-four family	$9,513	$15,561	$6,766	$1,583	$1,115
Multi-family	1,757	2,786	—	—	—
Commercial	2,252	—	—	—	—
Other loans:
Automobile	—	—	—	132	19
Home Equity	—	63	—	—	—
Other	5	4	11	15	7
Troubled debt restructuring:
One-to-four family	8,872	9,193	1,859	—	—
Multi-family	1,332	1,179	235	—	—
Commercial	2,665	2,665	—	—	—
Total non-accrual loans	26,396	31,451	8,871	1,730	1,141

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	828	1,373	496	1,045	238
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Other:
Automobile	10	—	3	161	74
Home equity	—	—	—	—	—
Other	—	—	—	—	—
Total other real estate owned and repossessed assets	838	1,373	499	1,206	312

Total non-performing assets	$27,234	$32,824	$9,370	$2,936	$1,453
Ratios:
Non-performing loans to total loans (1)	3.73%	4.08%	1.18%	0.23%	0.16%
Non-performing assets to total assets	3.18%	3.79%	1.05%	0.35%	0.18%
Non-accrued interest (2)	$364	$408	$170	$49	$17

(1) Total loans are net of deferred fees and costs
(2) If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

While non-accrual loans decreased as compared to the prior year they remain at historically elevated levels.  The elevated level of non-accrual loans was a result of the decline in the housing market as well as the prolonged levels of high unemployment in our market area.  The decrease from the prior year was a result of homes sold by borrowers through negotiated short sales and loans foreclosed on by the Bank.  We continue to work with responsible borrowers to keep their properties and as a result we have restructured $12.9 million in mortgage loans of which $10.9 million were performing in accordance with their revised contractual terms at June 30, 2011.  This compares to $16.0 million in restructured loans at June 30, 2010.  Of the $12.9 million in restructured loans all were reported as non-accrual at June 30, 2011.  Troubled debt restructured loans are reported as non-accrual until there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payment will continue.  At June 30, 2011, there were $8.0 million of multi-family residential and commercial real estate loans on non-accrual for which specific valuation allowances of $1.8 million have been applied.  Included in the $8.0 million of income property loans on non-accrual at June 30, 2011 were four multi-family residential loans totaling $3.1 million and three commercial real estate loans totaling $4.9 million.

At June 30, 2011, there were four multi-family residential loans on non-accrual. The first multi-family residential loan was made to a borrower with a principal balance of $1.8 million located in Adelanto, California at June 30, 2011.  The loan was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process.  The remaining three multi-family residential loans on non-accrual were in the amount of $1.3 million in the aggregate and were troubled debt restructurings at June 30, 2011.  At June 30, 2011, there were three commercial real estate loans on non-accrual. The first commercial real estate loan had a principal balance of $637,000 secured by an office warehouse in San Bernardino County, California, which was not current at June 30, 2011 and has experienced cash flow problems. The second commercial real estate loan had a principal balance of $1.6 million secured by an office building in Los Angeles County, California, which was current at June 30, 2011, but had previously experienced cash flow problems. The third commercial real estate loan had a principal balance of $2.7 million secured by a strip mall in San Diego, California, which was current at June 30, 2011, but had previously experienced cash flow problems. The level of non-accrual loans has impacted our determination of the allowance for loan losses at June 30, 2011. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.

Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans are classified as special mention when it is determined a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports in the past with the Office of Thrift Supervision (“OTS”) and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and special mention assets represented 28.66% of our equity capital and 5.27% of our total assets at June 30, 2011, as compared to 53.48% of our equity capital and 5.84% of our total assets at June 30, 2010.  At June 30, 2011 and 2010, there were $26.4 million and $31.5 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2011	2010	2009
	(In thousands)
Classified and Special Mention Assets:
Loss	$5	$9	$20
Doubtful	29	43	126
Substandard	34,043	40,513	13,964
Special Mention	11,026	10,043	7,316
Total	$45,103	$50,608	$21,426

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. In accordance with generally accepted accounting principles (“GAAP”), the allowance is comprised of both specific and general valuation allowances.

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

The general valuation allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the allowance. The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting key lending areas and other conditions, such as credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions and peer data within portfolio segments, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan. Significant factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product; levels of and trends in delinquencies and impaired loans; levels of and trends in classified assets; levels of and trends in charge-offs and recoveries; trends in volume of loans by loan product; effects of changes in lending policies and practices; industry conditions and effects of concentrations in geographic regions and by third party servicers.  Specific valuation allowances on real estate loans are charged-off at foreclosure; however, we include specific valuation allowances in our historical loss experience ratios.  Holding period restrictions imposed by the State of California on lenders foreclosing on owner occupied real estate securing one-to-four family residential loans and difficulty pursuing collection efforts through third party servicers on our behalf has delayed our ability to foreclose.

Our multi-family and commercial real estate loans (“income property”) are less seasoned, and therefore, to-date we have not incurred material charge-offs and our delinquent history on income property loans has been less than our single-family real estate loans.  In addition, the multi-family portfolio has been a significant growth area in our loan portfolio beginning in fiscal 2009.  For income property loans we review the debt service coverage ratios, seasoning and peer group data.  In fiscal 2010, we expanded our migration analysis to include the credit loss migration from published sources, including both the OTS and FDIC, in order to determine the allowance for loan losses on income property loans, given the characteristics of the peer group as compared to our portfolio.  Due to the decline in loss experience of our peer group over the past year, our analysis of debt service coverage ratios, and the limited growth of our income property loans compared to the prior year, the general valuation portion of our income property loan portfolio decreased by $765,000 at June 30, 2011 as compared to June 30, 2010.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the OCC and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of our Bank.

Our provision for loan losses decreased to $950,000 for the year ended June 30, 2011 compared to $9.9 million for the year ended June 30, 2010. The decline in the overall provision was a result of the continued improvement in our delinquent loans and non-performing assets and a reduction in the Bank’s gross loans receivable.  Delinquent loans 60 days or more to total loans improved from 2.28% at June 30, 2010 to 1.48% at June 30, 2011.  Non-performing assets to total assets improved from 3.79% at June 30, 2010 to 3.18% at June 30, 2011.  In addition, our net loans decreased by $61.3 million during the same period. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.  The following sets forth an analysis of our allowance for loans losses.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$13,309	$4,586	$3,229	$2,805	$2,722
Charge-offs:
One-to-four family real estate	2,189	966	860	70	—
Multi-family real estate	772	—	—	—	—
Commercial real estate	—	—	—	110	—
Consumer – automobile	79	184	487	646	676
Consumer – other	97	82	141	80	92
Total Charge-offs	3,137	1,232	1,488	906	768
Recoveries:
One-to-four family real estate	91	—	—	—	—
Multi-family real estate	—	—	—	27	—
Commercial real estate	—	—	—	—	—
Consumer – automobile	127	65	227	304	312
Consumer – other	27	23	32	37	10
Total Recoveries	245	88	259	368	322

Net charge-offs	2,892	1,144	1,229	538	446
Provision for losses	950	9,867	2,586	962	529
Balance at end of year	$11,367	$13,309	$4,586	$3,229	$2,805
Ratios:
Net charge-offs to average loans during the year (1)	0.39%	0.15%	0.16%	0.07%	0.07%
Net charge-offs to average non-performing loans during the year	10.15%	5.24%	23.91%	35.35%	47.90%
Allowance for loan losses to non-performing loans (end of year)	43.06%	42.32%	51.69%	186.66%	245.84%
Allowance for loan losses to total loans (end of year) (1)	1.61%	1.73%	0.61%	0.43%	0.40%

(1) Loans are net of deferred fees and costs.

Allocation of Allowance for Loan Losses. The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One-to-four family	$6,378	39.87%	$7,821	43.55%	$3,326	50.22%	$1,744	57.51%	$1,626	66.88%
Multi-family	2,654	40.69	3,643	36.12	515	26.17	407	17.75	114	12.55
Commercial	2,254	15.26	1,599	14.72	286	16.13	245	15.54	73	11.09
Other loans:
Automobile	59	2.55	185	3.83	342	5.56	716	7.01	922	7.56
Home equity	17	0.13	7	0.14	6	0.17	1	0.19	1	0.21
Other	5	1.50	54	1.64	111	1.75	116	2.00	69	1.71
Total allowance for loan losses	$11,367	100.00%	$13,309	100.00%	$4,586	100.00%	$3,229	100.00%	$2,805	100.00%

Investment Activities

General. We are required by federal regulations to maintain an amount of liquid assets in order to meet our liquidity needs. These assets consist of certain specified securities. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly. See “How We Are Regulated - Kaiser Federal Bank” for a discussion of additional restrictions on our investment activities.

Under the direction and guidance of the Asset and Liability Management Committee and board policy, our chief financial officer has the responsibility for the management of our investment portfolio. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The current structure of our investment portfolio provides liquidity when loan demand is high, assists in maintaining earnings when loan demand is low and maximizes earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Quantitative and Qualitative Disclosures about Market Risk – Asset and Liability Management and Market Risk.”

At June 30, 2011, our investment portfolio totaled $18.2 million and consisted principally of investment grade collateralized mortgage obligations and mortgage-backed securities. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management’s projected demand for funds for loan originations, deposits, and other activities.  At June 30, 2011 we held no trust preferred securities and have never invested in trust preferred securities.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At June 30,
	2011		2010		2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available-for-sale:
FHLB bond	$4,999	27.41%	$—	—%	$—	—%
Mortgage-backed securities:
Freddie Mac	184	1.01	341	5.65	524	5.37
Collateralized mortgage obligations:
Fannie Mae	5,115	28.04	—	—	—	—
Freddie Mac	5,740	31.47	1,949	32.25	3,712	38.01
Total securities available-for-sale	$16,038	87.93%	$2,290	37.90%	$4,236	43.38%

Securities held-to-maturity:
Mortgage-backed securities:
Fannie Mae	144	0.79	162	2.68	191	1.96
Freddie Mac	109	0.60	131	2.17	156	1.60
Ginnie Mae	52	0.28	60	1.00	111	1.14
Collateralized mortgage obligations:
Fannie Mae	908	4.98	1,352	22.38	1,819	18.63
Freddie Mac	989	5.42	2,046	33.87	3,251	33.29
Total securities held-to-maturity	$2,202	12.07%	$3,751	61.10%	$5,528	56.62%

Total securities	$18,240	100.00%	$6,041	100.00%	$9,764	100.00%

Other earning assets:
Interest earning time deposits in other financial institutions	$11,669	11.39%	$19,267	30.48%	$25,508	32.22%
Federal funds sold	80,440	78.52	31,775	50.26	41,020	51.81
FHLB stock	10,334	10.09	12,179	19.26	12,649	15.97
Total other earning assets	$102,443	100.00%	$63,221	100.00%	$79,177	100.00%

Total securities and other earning assets	$120,683		$69,262		$88,941

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2011 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
FHLB bond	$—	—%	$4,998	1.63%	$—	—%	$—	—%	$4,998	$4,999	1.63%
Mortgage-backed securities:
Freddie Mac	—	—	179	4.50	—	—	—	—	179	184	4.50
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	5,210	1.75	5,210	5,115	1.75
Freddie Mac	—	—	—	—	—	—	5,686	3.45	5,686	5,740	3.45
Total securities available-for-sale	$—	—%	$5,177	1.73%	$—	—%	$10,896	2.64%	$16,073	$16,038	2.34%

Securities held-to-maturity:
Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$144	2.08%	$144	$147	2.08%
Freddie Mac	—	—	—	—	—	—	109	4.41	109	116	4.41
Ginnie Mae	—	—	—	—	22	4.13	30	3.03	52	53	2.95
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	908	3.52	908	940	3.52
Freddie Mac	—	—	—	—	517	5.30	472	5.05	989	1,043	5.18
Total securities held-to-maturity	—	—	—	—	539	5.21	1,663	3.88	2,202	2,299	4.20

Total securities	$—	—%	$5,177	1.73%	$539	5.21%	$12,559	2.80%	$18,275	$18,337	2.57%

Mortgage-Backed Securities.  We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family residential mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as us.  Some securities pools are guaranteed as to payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations.  Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities.  We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Collateralized mortgage obligations are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders.

Interest Earning Deposits in Other Financial Institutions. Interest earning time deposits in other financial institutions consists of certificates of deposit placed with federally insured financial institutions in amounts that do not exceed the insurable limit of $250,000. These deposits are used to invest our excess liquidity as part of our overall asset/liability management. These deposits had a weighted-average yield of 0.69% and a weighted average maturity of 5.01 months at June 30, 2011.

Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of San Francisco, we are required to own capital stock in the Federal Home Loan Bank. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of San Francisco. The carrying value of Federal Home Loan Bank of San Francisco stock totaled $10.3 million and had a weighted-average-yield of 0.37% for the year ended June 30, 2011. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco.

Equity Investment. At June 30, 2011, we also had an investment in an affordable housing fund totaling $1.1 million for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated regularly for impairment based on the remaining allocable tax credits and tax benefits.

Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by the Bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  At June 30, 2011, the cash surrender value was $12.9 million.

Sources of Funds

General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturity of investment securities, borrowings, and funds provided from operations.

Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. At June 30, 2011, approximately 31% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program, one of the largest employers in Southern California.  Our ATMs are located in our branches and near Kaiser Permanente Medical Centers and office buildings.  We currently do not accept brokered deposits and had none at June 30, 2011.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and bi-weekly direct deposits from Kaiser Permanente Medical Care Program payrolls. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are a relatively stable source of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the years indicated.

	Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands)

Opening balance	$630,694	$566,193	$495,058
Deposits, net of withdrawals	(4,489)	53,572	58,013
Interest credited	8,504	10,929	13,122
Ending balance	$634,709	$630,694	$566,193

Net increase in deposits	$4,015	$64,501	$71,135

Percent increase in deposits	0.64%	11.39%	14.37%

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	At June 30,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$57,512	9.06%	$53,022	8.41%	$50,161	8.86%

Savings	133,891	21.09	131,693	20.88	129,390	22.85

Money Market	131,958	20.79	120,719	19.14	108,858	19.23

Certificates of deposit:
0.10% - 1.99%	123,770	19.50	89,657	14.21	16,603	2.93
2.00% - 2.99%	140,671	22.16	117,489	18.63	99,222	17.52
3.00% - 3.99%	19,881	3.13	78,642	12.47	102,933	18.18
4.00% - 4.99%	20,366	3.21	32,682	5.18	52,035	9.19
5.00% - 5.99%	6,660	1.05	6,790	1.08	6,991	1.24
Total Certificates of deposit	311,348	49.05	325,260	51.57%	277,784	49.06
Total	$634,709	100.00%	$630,694	100.00%	$566,193	100.00%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of June 30, 2011.

	Less than or equal to one year	More than one to two years	More than two to three years	More than three to four years	More than four years	Total
	(Dollars in thousands)
0.10% - 1.99%	$91,905	$21,306	$10,140	$162	$257	$123,770
2.00% - 2.99%	12,635	16,232	12,772	32,376	66,656	140,671
3.00% - 3.99%	376	1,003	15,806	2,681	15	19,881
4.00% - 4.99%	3,096	3,420	13,838	—	12	20,366
5.00% - 5.99%	6,637	23	—	—	—	6,660
	$114,649	$41,984	$52,556	$35,219	$66,940	$311,348

As of June 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $158.3 million as compared to $155.7 million at June 30, 2010.  The following table sets forth the maturity of those certificates as of June 30, 2011.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$13,772
Over three through six months	10,865
Over six through twelve months	19,958
Over twelve months	113,712
Total	$158,307

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco. See Note 9 of the Notes to our Consolidated Financial Statements.

We may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2011, we had $60.0 million in Federal Home Loan Bank advances outstanding. At June 30, 2011, we had available credit for advances from the FHLB of San Francisco in the amount of $300.3 million. We interchange the use of deposits and borrowings to fund assets, such as the origination of loans, depending on various factors including liquidity and asset/liability management strategies. We have an established line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2011, we pledged $98.1 million commercial real estate loans, $18.2 million automobile loans and $89,000 in investment securities to secure any future borrowings under this line. At June 30, 2011, the available line of credit was $74.3 million. We have never drawn on this line of credit.

The following table sets forth information as to our Federal Home Loan Bank advances for the years indicated.

	Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of year	$60,000	$137,000	$207,004
Average balance outstanding	100,615	157,770	214,088
Maximum month-end balance	137,000	207,002	235,018
Weighted average interest rate during the year	4.72%	4.60%	4.50%
Weighted average interest rate at end of year	4.86%	4.59%	4.51%

Employees

At June 30, 2011, we had a total of 110 full-time employees and 7 part-time employees. Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

How We Are Regulated

Set forth below is a brief description of certain laws and regulations which are applicable to Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the operations of Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank. In addition, the regulations governing Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank may be amended from time to time by the OCC and/or the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Any such legislation or regulatory changes in the future could adversely affect Kaiser Federal Financial Group, Inc. or Kaiser Federal Bank. No assurance can be given as to whether or in what form any such changes may occur.

New Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the former bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the OTS, and required Kaiser Federal Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks) as of July 21, 2011.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it previously regulated.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies following a five year phase in period for holding company capital requirements.  These capital requirements will be substantially similar to the capital requirements currently applicable to Kaiser Federal Bank, as described in “—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank and savings and loan holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect when the law was enacted, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Kaiser Federal Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators (in Kaiser Federal Bank’s case, the Office of the Comptroller of the Currency).  The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments.  Assessments are now based on an institution’s average consolidated total assets less tangible equity capital.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Kaiser Federal Financial Group, Inc.

General. Kaiser Federal Financial Group, Inc is a non-diversified savings and loan holding company within the meaning of Section 10(o) of the Home Owners’ Loan Act. It is required to file reports with and is subject to regulation and examination by the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the Federal Reserve Board to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company. Any change in these laws or regulations, whether by the FDIC, the Federal Reserve Board, or Congress, could have a material adverse impact on Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank and their operations.  Under the Dodd-Frank Act, the functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies was transferred to the Federal Reserve Board on July 21, 2011.

Permissible Activities.  Under present law, the business activities of Kaiser Federal Financial Group, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to prior regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including Kaiser Federal Financial Group, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends.  The Bank must notify the Federal Reserve Board thirty (30) days before declaring any dividend to the Company.  The dividend notice may be denied under certain circumstances, such as where the dividend raises safety or soundness concerns, the dividend would cause the savings bank to be undercapitalized or the dividend would violate a law, regulation, regulatory condition or enforcement order.

Acquisition. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company.  Under certain circumstances, such as where the company involved has securities registered with the SEC under the Securities Exchange Act of 1934, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company.  That rebuttable presumption applies to the Company.  A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock.  Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Kaiser Federal Bank

General. Kaiser Federal Bank is examined and supervised by the OCC and is subject to examination by the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Kaiser Federal Bank also is a member of and owns stock in the Federal Home Loan Bank of San Francisco, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Kaiser Federal Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The OCC examines Kaiser Federal Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  Kaiser Federal Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Kaiser Federal Bank’s mortgage documents.

On July 21, 2011, under the Dodd-Frank Act, the OTS’s functions relating to federal savings associations, including rulemaking authority, were transferred to the Office of the Comptroller of the Currency. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine federal savings associations and savings banks.

Set forth below is a brief description of certain regulatory requirements that are or will be applicable to Kaiser Federal Bank.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Kaiser Federal Bank.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Federal regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for federal savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

          The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulations, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the general valuation allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank.  The Bank does not typically engage in asset sales.

At June 30, 2011, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of June 30, 2011, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions.  In addition, the Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of laws.  At June 30, 2011, the Bank held 84.04% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s  retained net income for the preceding two years,

●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

●	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC may disapprove a notice or application if:

●	the savings bank would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All federal savings banks have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.  The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Kaiser Federal Bank.   In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the bank.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  Federal regulations require federal savings banks to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Enforcement.  The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital (3% for federal savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 4% leverage capital (3% for federal savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 3% leverage capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); or

●	critically undercapitalized (less than 2% tangible capital).

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2011, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  The Deposit Insurance Fund of the FDIC, insures deposits at FDIC-insured depository institutions such as Kaiser Federal Bank.  Deposit accounts in Kaiser Federal Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The Dodd-Frank Act also extended the unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors.  Rates are based on each institution’s risk category and certain specified risk adjustments.  Stronger institutions pay lower rates while riskier institutions pay higher rates.  Previously, the rates for insured institutions varied between seven and 77.5 basis points of assessable deposits.

In February 2011, as required by the Dodd-Frank Act, the FDIC published a rule revising the risk-based deposit insurance assessment system.  The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity, instead of total deposits.   The proposed rule also revised the assessment rate schedule to provide for assessments ranging from 2.5 to 45 basis points.

As part of a plan to restore the deposit insurance fund or view of numerous failures, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.   On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments were to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Kaiser Federal Bank prepaid $3.6 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. Kaiser Federal Bank does not believe it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2011, the annualized FICO assessment was equal to 1.00 basis points for each $100 in domestic deposits maintained at an institution.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Kaiser Federal Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of San Francisco, Kaiser Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of June 30, 2011, Kaiser Federal Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At June 30, 2011, Kaiser Federal Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Kaiser Federal Bank are subject to state usury laws and federal laws concerning interest rates.  Kaiser Federal Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We have existing policies, procedures and systems designed to comply with these regulations, and we are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Federal Securities Laws

The stock of Kaiser Federal Financial Group, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended.  Kaiser Federal Financial Group, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

Kaiser Federal Financial Group, Inc. stock held by persons who are affiliates of Kaiser Federal Financial Group, Inc. may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If Kaiser Federal Financial Group, Inc. meets specified current public information requirements, each affiliate of Kaiser Federal Financial Group, Inc. will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Taxation

General.  Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Kaiser Federal Financial Group, Inc. or Kaiser Federal Bank.

Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank are not currently under audit with respect to their federal income tax returns and their federal income tax returns have not been audited for the past five years.

Method of Accounting.  For federal income tax purposes, Kaiser Federal Financial Group, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal and state income tax returns.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of AMT may be used as credits against regular tax liabilities in future years.  Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank have been subject to the AMT but currently have no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2009 or 2010 (but not both years) has been expanded to five years.  At June 30, 2011, Kaiser Federal Bank had no net operating loss carryovers for federal income tax purposes.

Corporate Dividends-Received Deduction.  Kaiser Federal Financial Group, Inc. may exclude from its federal taxable income 100% of dividends received from Kaiser Federal Bank as a wholly owned subsidiary.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  At June 30, 2011, Kaiser Federal Financial Group, Inc. and its subsidiary have no capital loss carryovers.

State Taxation

Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank are subject to the California Corporate (Franchise) tax which is assessed at the rate of 10.84%.  For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in California law.

As a Maryland business corporation, Kaiser Federal Financial Group, Inc. is required to file annual returns and pay annual fees to the State of Maryland.

Item 1A. Risk Factors

The following are the most significant risk factors that could impact our business, financial results and results of operations.  Investing in our common stock involves risks, including those described below.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Further deterioration of economic conditions in our primary market of California, could seriously impair the value of our loan portfolio and adversely affect our results of operations.

All our real estate loans are secured by properties located in California.  Decreases in California real estate values beginning in 2008 and continuing through the current period have adversely affected the value of properties collateralizing our loans.  As of June 30, 2011, 95.8% or $677.8 million of our loan portfolio consisted of loans secured by real estate.  As a result of the weak economy in California, our levels of non-performing and delinquent loans are elevated as compared to historical levels.  At June 30, 2011, loans delinquent 90 days or more totaled $9.0 million, or 1.3% of total loans compared to $6.2 million or 0.8% of total loans at June 30, 2009.  At June 30, 2011, non-performing loans totaled $26.4 million, or 3.7% of total loans compared to $8.9 million, or 1.2% of total loans at June 30, 2009.  In the event that we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic or local conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain significant loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.  See “Item 1-Business- Market Area- Asset Quality.”

Our loan portfolio possesses increased risk due to our level of multi-family residential real estate and commercial real estate loans which could increase our level of provision for loan losses.

Our outstanding multi-family residential real estate and commercial real estate loans accounted for 55.95% of our total loan portfolio as of June 30, 2011.  Generally, management considers these types of loans to involve a higher degree of risk compared to permanent first mortgage loans on one-to-four family, owner occupied residential properties.  These loans have higher risks than permanent loans secured by residential real estate for the following reasons:

●
Multi-Family Residential Real Estate Loans.  These loans are underwritten on the income producing potential of the property, financial strength of the borrower and any guarantors.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  At June 30, 2011, 40.7% of our total loan portfolio consisted of multi-family loans, and we intend, subject to market conditions, to increase our origination of multi-family residential loans.  A significant portion of our multi-family residential loans are relatively new or “unseasoned,” and have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio.

●
Commercial Real Estate Loans.  These loans are underwritten on the income producing potential of the property or the successful operation of the borrowers’ or tenants’ businesses, financial strength of the borrower and any guarantors.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

Management plans to continue its increased emphasis on higher yielding products such as multi-family residential and as market conditions permit commercial real estate loans, while returning to a moderate growth of one-to-four family residential real estate loans. Many of our commercial and multi-family residential real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. Further, commercial and multi-family residential real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family residential real estate loans or the valuation of underlying collateral, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As a result of the above factors, management may determine it necessary to increase the level of provision for loan losses. Increased provisions for loan losses could negatively affect our results of operations.

Our loan portfolio possesses increased risk due to its amount of nonconforming loans.

A significant portion of our one-to-four family residential loans are nonconforming to secondary market requirements, and are therefore, not saleable to Freddie Mac or Fannie Mae.  At June 30, 2011, about 18.4% of our one-to-four family residential loan portfolio consisted of loans that were considered nonconforming due to loan size.  Included in non-accrual loans at June 30, 2011 were two loans totaling $1.3 million that were nonconforming due to each loan’s principal amount.

As of June 30, 2011, we held in portfolio one-to-four family interest-only mortgage loans totaling $33.2 million or 4.7% of gross loans as compared to $45.3 million or 5.9% of gross loans at June 30, 2010. The interest rates on these loans are generally initially fixed for three, five, seven or ten year terms and then adjust in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term.  At June 30, 2011, $16.0 million of these loans convert to fully-amortizing status within the next five years.  From February 2004 until February 2007, we originated or purchased interest-only loans ensuring the loans were underwritten at the fully indexed and fully amortized rate.  During this period, we also purchased loans made to borrowers who provide limited or no documentation of income, known as stated income loans.  A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. At June 30, 2011, we had $62.6 million in stated income loans, or 9.3% of gross loans, as compared to $75.2 million, or 9.8% of gross loans at June 30, 2010. Included in our stated income loans at June 30, 2011 were $8.2 million in interest-only loans.  We have not purchased any one- to-four family loans since 2007.

Nonconforming one-to-four family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and may result in higher levels of provision for loan losses.  For example, if the interest rate adjustment results in the borrower being unable to make higher payments of both interest and principal or to refinance the loan, we would be required to initiate collection efforts including foreclosure in order to protect our investment. The percentage of nonconforming loans that are either performing or less than 60 days delinquent at June 30, 2011 was 83.6% as compared to 88.7% at June 30, 2010.  There can be no assurance that our nonconforming loan portfolio would not be adversely affected should regional and national economic conditions deteriorate further. In addition, there can be no assurance, that we will recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan losses.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of the decline in home values in our market areas.  Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale.  As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If the allowance for loan losses is not sufficient to cover actual losses, our results of operations may be negatively affected.

In the event that loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the loan portfolio and historical loss and delinquency experience, as well as overall economic conditions and peer data. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance.  The allowance for loan losses is also periodically reviewed by our regulators, who may disagree with the allowance and require us to increase such amount.  Additions to the allowance for loans losses would be made through increased provisions for loan losses and could negatively affect our results of operations. At June 30, 2011, our allowance for loan losses was $11.4 million, or 1.6% of total loans and 43.1% of non-performing loans as compared to $13.3 million, or 1.7% of total loans and 42.3% of non-performing loans at June 30, 2010.

If our non-performing assets continue to increase, our earnings will suffer.

At June 30, 2011, our non-performing assets totaled $27.2 million, which was an increase of $17.9 million or 190.7% over non-performing assets at June 30, 2009.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses.  From time to time, we also write down the value of properties in our real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly.

A major portion of our one-to-four family residential loan portfolio is serviced by third parties which limits our ability to foreclose on such loans and foreclosure is further limited by California law.

At June 30, 2011, $167.6 million or 59.4% of our one-to-four family residential loans were serviced by third parties. Of this amount, $13.1 million or 7.8% percent were non-performing.  Our policy is to timely pursue our foreclosure rights to maximize our ability to obtain control of the property, however, our ability to implement this policy requires the timely cooperation of our third party servicers.

When a loan goes into default, it is the responsibility of the third party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness.  In the event the borrower is unable to bring the loan current or a loan modification is not agreed to, the servicer is obligated to foreclose on the property on behalf of Kaiser Federal Bank.  Due to a number of factors, including the high rate of loan delinquencies, we believe that our servicers have not vigorously pursued collection efforts on our behalf.  We have attempted to exercise our rights under servicing agreements to have the loan servicing returned to us so that we can aggressively resolve the delinquency status of these loans. We have been unsuccessful in negotiating the transfer of these servicing rights to us and are currently pursuing legal action to obtain the transfer of these servicing rights.

The State of California has previously enacted laws that placed severe restrictions on the ability of a lender to foreclose on owner occupied real estate securing one-to-four family residential loans.  This added 90 days to the standard timeline for foreclosures of most owner occupied single family mortgages. Other similar bills placing additional temporary moratoriums on foreclose sales otherwise modifying the foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by the United State Congress or the State of California in the future.

Delays in our ability to foreclose on property, whether caused by restrictions under state or federal law or the failure of a third party servicer to timely pursue foreclosure action, can increase our potential loss on such property, due to other factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions.  These delays may adversely affect our ability to limit our credit losses.

If property taken into real estate owned is not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is transferred to real estate owned, and at certain other times during the asset’s holding period.  Our net book value in the loan at the time of foreclosure and thereafter is compared to the lower of adjusted cost basis or  updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s net book value over its fair value when the loan is transferred to real estate owned.  If our valuation determination is inaccurate, the fair value of our investments in real estate may not be sufficient to recover our net book value in such assets, resulting in the need for additional charge-offs.  Additional charge-offs to our investments in real estate could have an adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by such regulators, may have an adverse effect on our financial condition and results of operations.

Our litigation related costs might continue to increase.

We are subject to a variety of legal proceedings that have arisen in the ordinary course of business.  In the current economic environment, our involvement in litigation has increased significantly, primarily as a result of the increase in our non-performing assets.  In addition, we may incur additional litigation costs related to our seeking to terminate certain third-party loan servicers.  There can be no assurance that our loan workout and other activities will not result in increased litigation expense that may have a material adverse effect on our profitability.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of our senior management team.  Our strategy and operations are directed by the senior management team. Any loss of the services of the President and Chief Executive Officer or other members of the management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets.

Strong competition in our primary market area may reduce our ability to attract and retain deposits and also may increase our cost of funds.

We operate in a very competitive market for the attraction of deposits, the primary source of our funding.  Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas.  In recent years competition has also come from institutions that largely deliver their services over the internet.  Such competitors have the competitive advantage of lower infrastructure costs.  Particularly in times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  During periods of regularly increasing interest rates, competition for interest bearing deposits increases as customers, particularly certificate of deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, Kaiser Federal Bank incurs a higher cost of funds in an effort to attract and retain customer deposits.  We strive to grow our lower cost deposits, such as non-interest bearing checking accounts, in order to reduce our cost of funds.

Strong competition in our primary market area may reduce our ability to originate loans and also decrease our yield on loans.

We are located in a competitive market that affects our ability to obtain loans through origination as well as originating them at rates that provide an attractive yield.  Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions and credit unions.  Internet based lenders have also become a greater competitive factor in recent years.  Such competition for the origination of loans may limit future growth and earnings prospects.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in net interest income.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the additional interest they could receive on an alternative investment.

If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and stockholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of San Francisco to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  Our investment in Federal Home Loan Bank common stock as of June 30, 2011 was $10.3 million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of San Francisco, could be substantially diminished or reduced to zero. Furthermore, Standard and Poor’s recently downgraded the credit rating of ten of the twelve Federal Home Loan Banks, including the Federal Home Loan Bank of San Francisco.  Consequently, there is a risk that our investment in Federal Home Loan Bank of San Francisco common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the amount of the impairment charge.

The United States economy remains weak and unemployment levels are high.  A prolonged recession, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in the past few years, which effects have continued into 2011.  Recent growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates.  In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and may continue to decline, increasing the risk that we would incur losses if borrowers default on their loans.  Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow funds.

The FDIC Quarterly Banking Profile has reported that non-performing assets as a percentage of assets for FDIC-insured financial institutions rose to 2.95% as of March 31, 2011, compared to 0.95% as of December 31, 2007.  The NASDAQ Bank Index declined 34.0% between December 31, 2007 and June 30, 2011. At June 30, 2011, our non-performing assets as a percentage of total assets was 3.18%.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Continued declines in both the volume of real estate sales and the sale price couple with the current recession and the associated increase in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits.  These potential negative events may cause us to incur losses, adversely affect our capital, liquidity, financial condition and business operations.  These declines may have a greater affect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

The Standard & Poor’s downgrade in the U.S. Government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to us and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States’ long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.  Instruments of this nature are key assets on the balance sheets of financial institutions, including Kaiser Federal Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available.  We cannot predict if, when or how these changes to the credit ratings will affect economic conditions.  However, these ratings downgrades could result in a significant adverse impact to us, and could exacerbate the other risks to which we subject, including those described herein.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are currently subject to extensive regulation, supervision and examination by the OCC, the Federal Reserve Board and the FDIC. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  New financial reform legislation, entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act has been enacted by Congress and took effect on July 21, 2011 changing the bank regulatory framework, creating an independent consumer protection bureau that assumed the consumer protection responsibilities of the various federal banking agencies, and will establish more stringent capital standards for banks and bank holding companies.  The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  Any further changes in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Financial reform legislation which took effect on July 21, 2011 has, among other things, eliminated the OTS, will tighten capital standards, created a new Consumer Financial Protection Bureau and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has significantly changed the former bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the OTS, and required Kaiser Federal Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks) as of July 21, 2011. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it previously regulated.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies following a five year phase in period for holding company capital requirements.  These capital requirements will be substantially similar to the capital requirements currently applicable to Kaiser Federal Bank, as described in “How We Are Regulated—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank and savings and loan holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect when the law was enacted, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Kaiser Federal Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will continue to be examined by their applicable bank regulators, in the Bank’s case, the Office of the Comptroller of the Currency.  The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, may curtail our revenue opportunities and increase our operating and compliance costs, and could require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the financial crisis over the past few years, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  The Dodd-Frank Act and implementing regulations are likely to have a significant effect on the financial services industry, which are likely to increase operating costs and reduce profitability. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the OCC, the Federal Reserve Board and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and operating results.

Our accounting policies are essential to understanding our financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

The need to account for certain assets and liabilities at estimated fair value may adversely affect our results of operations.

We report certain assets, including securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our private-label mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairments in future periods with respect to our securities portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the securities and our estimation of the anticipated recovery period.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At June 30, 2011, we had three full service offices and six financial service centers. Our financial service centers provide all the same services as a full service office except they do not dispense cash; however, cash is available from an ATM located on site. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $1.6 million at June 30, 2011.

The following table provides a list of our offices.

Location	Owned or Leased	Lease Expiration Date	Deposits at June 30, 2011 (In thousands)

HOME AND EXECUTIVE OFFICE
1359 North Grand Avenue (1)	Leased	April 2020	$90,653
Covina, CA 91724

LOCATIONS:
252 South Lake Avenue (1)	Leased	May 2015	65,709
Pasadena, CA 91101

3375 Scott Boulevard, Suite 312 (2)	Leased	May 2014	68,895
Santa Clara, CA 95054

9714 Sierra Avenue, Suite 101 (2)	Leased	December 2014	48,870
Fontana, CA 92335

8501 Van Nuys Boulevard (1)	Leased	February 2016	133,524
Panorama City, CA 91402

251 Stonewood Street (2)	Leased	March 2016	64,473
Downey, CA 90241

26640 Western Avenue, Suite N (2)	Leased	March 2016	38,712
Harbor City, CA 90710

1118 N. Vermont Avenue (2)	Leased	November 2015	82,518
Los Angeles, CA 90029

11810 Pierce Street, Suite 150 (2)	Owned	n/a	41,355
Riverside, CA 92505

(1)	Full service office.
(2)	Financial service center.

We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Kaiser Federal Bank and Kaiser Federal Financial Group, Inc.

We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2011 was $707,000.

Item 3. Legal Proceedings.

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 4. Removed and Reserved.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the Nasdaq Global Market under the symbol “KFFG.”  We own 100% of Kaiser Federal Bank.  The approximate number of holders of record of our common stock as of August 31, 2011 was 3,012.  Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not know or included in the foregoing number.

The following table sets forth the high and low trading prices by quarter for our shares of common stock and cash dividends paid per share for the years ended June 30, 2011 and 2010.  We completed our second-step conversion on November 19, 2010 whereby each share of K-Fed Bancorp was exchanged for 0.7194 of a share of Kaiser Federal Financial Group, Inc.  Accordingly, we have adjusted the share prices prior to November 19, 2010 to reflect the 0.7194 exchange rate.

The high and low trading prices for the quarterly periods noted below were obtained from the Nasdaq Stock Market.

	Market Price Range
	High	Low	Dividends
Year ended June 30, 2011
Quarter ended September 30, 2010	$13.68	$10.09	$0.15
Quarter ended December 31, 2010	$11.71	$9.58	$0.05
Quarter ended March 31, 2011	$14.70	$11.25	$0.05
Quarter ended June 30, 2011	$13.09	$11.88	$0.06

Year ended June 30, 2010
Quarter ended September 30, 2009	$14.32	$11.34	$0.15
Quarter ended December 31, 2009	$13.21	$11.12	$0.15
Quarter ended March 31, 2010	$12.89	$10.15	$0.15
Quarter ended June 30, 2010	$14.44	$12.18	$0.15

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph illustrates the comparison of the cumulative total returns for the common stock of the Company, the NASDAQ Composite Index and the NASDAQ Bank Index for the periods indicated. Cumulative returns assume the reinvestment of dividends.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

	6/30/2006	6/30/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011
Kaiser Federal Financial Group, Inc.*	100.00	111.61	81.07	73.64	78.15	109.54
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
NASDAQ Bank Index	100.00	99.12	66.44	52.64	60.25	64.42
*prior to November 19, 2010, the Company refers to K-Fed Bancorp and the stock price has been adjusted to reflect the 0.7194 exchange ratio.

Dividend Policy

Dividend payments by Kaiser Federal Financial Group, Inc. are dependent primarily on dividends it receives from Kaiser Federal Bank. A regulation of the OCC imposes limitations on “capital distributions” by savings institutions. See “Federal Banking Regulations-Capital Distributions.”  No capital distributions to Kaiser Federal Financial Group, Inc. were made during fiscal years 2011 or 2010.  In addition, Kaiser Federal Financial Group, Inc. is subject to state law limitations on the payment of dividends.  Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend and to an amount that would not make us insolvent.

Equity Compensation Plans

Set forth below is information, as of June 30, 2011, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	312,515	$16.89	88,150
Equity compensation plans not approved by stockholders	—	—	—
Total	312,515	$16.89	88,150

(1)	Consists of options granted to directors and employees to purchase stock under the 2004 K-Fed Bancorp Stock Option Plan.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated historical financial and other data of Kaiser Federal Financial Group, Inc. and its subsidiary for the years and at the dates indicated.  The following is only a summary and should be read in conjunction with the consolidated financial statements of Kaiser Federal Financial Group, Inc. and related notes to the consolidated financial statements.   The information at June 30, 2011 and 2010 and for the years ended June 30, 2011, 2010 and 2009 is derived in part from the audited consolidated financial statements that appear in this Form 10-K.  The information at June 30, 2009, 2008 and 2007 and for the years ended June 30, 2008 and 2007 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K.  The information presented prior to November 19, 2010 is of K-Fed Bancorp, Kaiser Federal Financial Group, Inc.’s predecessor company.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$856,439	$866,802	$895,097	$849,291	$799,870
Cash and cash equivalents	89,654	39,560	73,705	51,240	22,339
Interest earning time deposits in other financial institutions	11,669	19,267	25,508	—	7,363
Securities available-for-sale	16,038	2,290	4,236	8,539	13,579
Securities held-to-maturity	2,202	3,751	5,528	7,504	21,096
Federal Home Loan Bank stock	10,334	12,179	12,649	12,540	9,870
Loans receivable, net	696,646	757,985	746,875	742,191	699,143
Deposits	634,709	630,694	566,193	495,058	494,128
Borrowings	60,000	137,000	207,004	235,019	210,016
State of California time deposit	—	—	25,000	25,000	—
Total stockholders’ equity	157,399	94,705	92,558	90,328	91,957

	For the year ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$43,586	$45,014	$45,173	$45,238	$41,166
Total interest expense	13,940	18,088	22,883	25,769	23,140
Net interest income	29,646	26,926	22,290	19,469	18,026
Provision for loan losses	950	9,867	2,586	962	529
Net interest income after provision for loan losses	28,696	17,059	19,704	18,507	17,497
Total noninterest income	4,478	4,689	4,549	4,320	4,259
Terminated stock offering costs	—	—	—	1,279	—
Other noninterest expense	19,541	17,022	16,749	15,547	14,588
Total noninterest expense	19,541	17,022	16,749	16,826	14,588
Income before income tax expense	13,633	4,726	7,504	6,001	7,168
Income tax expense	4,880	1,386	2,755	2,133	2,504
Net income	$8,753	$3,340	$4,749	$3,868	$4,664
Basic earnings per share	$0.95	$0.35	$0.50	$0.40	$0.47
Diluted earnings per share	$0.95	$0.35	$0.50	$0.40	$0.47
Dividends per share	$0.31	$0.61	$0.61	$0.58	$0.54

	At or for the Year Ended June 30,
	2011	2010	2009	2008	2007

Selected Operating Ratios:
Return on assets (ratio of net income to average total assets)	1.00%	0.38%	0.55%	0.47%	0.61%
Return on equity (ratio of net income to average total equity)	6.62%	3.58%	5.21%	4.18%	5.07%
Dividend payout ratio (1)	33.04%	172.31%	121.52%	146.82%	113.66%
Ratio of noninterest expense to average total assets(2)	2.23%	1.92%	1.94%	2.03%	1.90%
Efficiency ratio (3)	57.26%	53.84%	62.41%	65.35%	65.46%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.49%	115.90%	115.01%	115.99%	117.84%
Average interest rate spread	3.15%	2.84%	2.29%	1.93%	1.87%
Interest rate spread at end of year	3.22%	3.17%	2.57%	2.11%	1.84%
Net interest margin (4)	3.54%	3.18%	2.71%	2.45%	2.43%

Asset Quality Ratios:
Non-performing assets to total assets	3.18%	3.79%	1.05%	0.35%	0.18%
Allowance for loan losses to non-performing loans(5)	43.06%	42.32%	51.69%	186.66%	245.84%
Allowance for loan losses to total loans (5) (6)	1.61%	1.73%	0.61%	0.43%	0.40%
Net charge-offs to average outstanding loans	0.39%	0.15%	0.16%	0.07%	0.07%
Non-performing loans to total loans	3.73%	4.08%	1.18%	0.23%	0.16%

Capital Ratios:
Equity to total assets at end of year	18.38%	10.93%	10.34%	10.64%	11.50%
Average equity to average assets	15.06%	10.51%	10.57%	11.17%	11.95%
Tier 1 leverage (Bank only)	13.67%	9.42%	8.65%	8.40%	8.27%
Tier 1 risk-based (Bank only)	20.79%	13.48%	12.76%	12.31%	12.69%
Total risk-based (Bank only)	21.87%	14.73%	13.32%	12.81%	13.23%

Other Data:
Number of branches	9	9	9	9	9
Number of ATM’s	58	57	56	54	54
Number of loans	5,838	7,219	8,800	10,480	9,442
Number of deposit accounts	67,317	67,439	66,988	65,668	66,330
Assets in millions per total number of full-time equivalent employees	$7.55	$8.54	$9.62	$9.54	$8.79

(1)
The dividend payout ratio is calculated using dividends declared (including those waived by K-Fed Bancorp’s mutual holding company parent, K-Fed Mutual Holding Company for periods prior to November 19, 2010) divided by net income.

	At or for the Year Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands)
Dividends paid to public stockholders	$1,917	$1,856	$1,872	$1,957	$1,844
Dividends paid to K-Fed Mutual Holding Company	—	—	—	—	—
Total dividends paid	$1,917	$1,856	$1,872	$1,957	$1,844
Total dividends waived by K-Fed Mutual Holding Company	$975	$3,899	$3,899	$3,722	$3,456
Total dividends paid and total dividends waived by K-Fed Mutual Holding Company	$2,892	$5,755	$5,771	$5,679	$5,300

(2)	Noninterest expense, exclusive of terminated stock offering costs.
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and terminated stock offering costs.
(4)	Net interest income divided by average interest-earning assets.
(5)	The allowance for loan losses at June 30, 2011, 2010, 2009, 2008, and 2007 was $11.4 million, $13.3 million, $4.6 million, $3.2 million, and $2.8 million, respectively.
(6)	Total loans are net of deferred fees and costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words like “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “strategy,” “plan,” or future conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof.  Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank, and changes in the securities markets.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.  We caution readers not to place undue reliance on forward-looking statements.  The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-K to reflect future events or developments.

Overview and Business Strategy

Our results of operations depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, consisting of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, noninterest income and noninterest expenses. Noninterest income consists primarily of service charges on deposit accounts and ATM fees and other charges. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, ATM costs, federal deposit insurance premiums and other expenses. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our strategy continues to focus on operating as an independent financial institution dedicated to serving the needs of customers in our market areas, throughout Southern and Northern California.  Our historical focus on serving the employees of the Kaiser Permanente Medical Care Program has allowed us to capitalize on convenient access to Kaiser Permanente employees and their family members and establish Kaiser Federal Bank as their primary financial institution by, for example, the direct deposit of their paychecks.  Our three branch offices and six financial service centers are located in close proximity to Kaiser Permanente medical centers making Kaiser Federal Bank an attractive choice.  Financial service centers provide all the services of a branch office but do not accept or dispense cash except through an on-site ATM. Most of our 58 ATMs are strategically located at or near Kaiser Permanente facilities.  We intend to expand our deposit base by building upon the niche of Kaiser Permanente employees and our existing market locations.

Our goal is to promote the financial well being of the customers and communities we serve, through the delivery of high quality financial services and prudent management.  We seek to accomplish this goal by:

●	continuing our emphasis on building customer relationships by utilizing online banking services, and maintaining easily accessible offices and ATMs;

●
expanding our branch network through leasing new branch/financial service center facilities or by acquiring branches from other financial institutions in close proximity to Kaiser Permanente Medical Centers in Southern California and surrounding communities.  We have no current understandings or agreements for the establishment of any new branch/financial service center;

●	reducing our non-performing assets by devoting additional personnel to collection efforts;

●	leveraging our customer relationships by expanding such relationships through online banking and bill payment services and developing new customer relationships to increase our core deposits;

●	increasing our origination of multi-family residential lending while maintaining a moderate growth of one-to-four family residential real estate loans and consumer loans; and

●
to cautiously evaluate expansion opportunities through acquisitions of other financial institutions, including FDIC-assisted acquisitions, primarily in Southern California.  We have no current understandings or agreements for any specific acquisition.

Remote access methods, such as our 58 ATMs, voice response, call center, bill payment and online banking services continue to process over 90% of our customer transactions. Branches and financial service centers strategically located for our markets provide touch points to attract new customers and facilitate transactions that cannot be completed electronically.

Historically, a majority of the deposits and borrowings have been used to originate or purchase one-to-four family residential real estate, multi-family residential or commercial real estate loans.  Prior to 2007, Kaiser Federal Bank purchased, using our own underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California.  Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis.  We will continue to emphasize multi-family residential real estate loans, and to a lesser extent, one-to-four family residential real estate, consumer loans, and as market conditions permit commercial real estate loans.  Historically, we have not originated, or purchased, commercial business, commercial construction, or residential construction loans and have no current plans to do so.

We have a commitment to our customers, existing and new, to provide high quality service. Our goal is to grow Kaiser Federal Bank while providing cost effective services to our market area.

Critical Accounting Policies and Estimates

In reviewing and understanding our financial information, it is encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.

These policies are described in Note 1 to the consolidated financial statements and are essential in understanding the Management’s Discussion and Analysis of Financial Condition and Results of Operation. Our accounting and financial reporting policies conform to U.S. GAAP and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the years presented. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

Allowance for Loan Losses.  The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by charge-offs and non-performing loan trends. Our loan mix has also changed as we increased our income property (multi-family residential and commercial real estate) loan portfolio after ceasing one-to-four family loan purchases in 2007.  Generally, one- to-four family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal lines of credit loans). Income property lending, however, has a higher credit risk profile than consumer and one- to-four family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term.  Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time.  Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less estimated costs to sell, is used to determine the amount of impairment, if any.  The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral.  Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses.

Fair Value of Financial Instruments.  The estimation of fair value is significant to certain of our assets, including investment securities available-for-sale, real estate owned and the value of loan collateral for impaired loans.  These are all recorded at either fair value or the lower of cost or fair value.  Fair values are determined based on third party sources, when available.  Furthermore, GAAP require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17 of our consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comparison of Financial Condition at June 30, 2011 and June 30, 2010.

Assets. Total assets decreased $10.4 million, or 1.2% to $856.4 million at June 30, 2011 from $866.8 million at June 30, 2010 due primarily to a decrease in loans receivable partially offset by an increase in cash and cash equivalents and securities available-for-sale.  Loans receivable decreased due to slowing loan demand.  The increase in cash and cash equivalents and securities available-for sale was a result of the deployment of $59.1 million in net proceeds from the second-step stock offering. Total cash and cash equivalents increased $50.1 million, or 126.6% to $89.7 million at June 30, 2011 from $39.6 million at June 30, 2010.

Our investment securities portfolio increased $12.2 million, or 20.9% to $18.2 million at June 30, 2011 from $6.0 million at June 30, 2010. The increase was attributable to the purchase of $9.9 million in mortgage-backed securities and $5.0 million in FHLB bonds with available liquidity and proceeds from the second-step stock offering.

Our net loan portfolio decreased by $61.3 million, or 8.1% to $696.6 million at June 30, 2011 from $758.0 million at June 30, 2010 due primarily to an overall decline in demand for mortgages as volume has dropped in our market area.  The overall decline in loans was partially offset by an increase in multi-family residential loans. Multi-family residential loans increased $9.4 million, or 3.4% to $287.8 million at June 30, 2011 from $278.4 million at June 30, 2010. One-to-four family real estate loans decreased $53.6 million, or 16.0% to $282.1 million at June 30, 2011 from $335.6 million at June 30, 2010 due to loan repayments, charge-offs and transfers of property to real estate owned. Commercial real estate loans decreased $5.5 million, or 4.8% to $108.0 million at June 30, 2011 from $113.5 million at June 30, 2010 due to repayments. Consumer loans which are comprised primarily of automobile loans decreased $13.7 million, or 31.7% to $29.6 million at June 30, 2011 from $43.3 million at June 30, 2010 due to repayments. Real estate loans comprised 95.8% of the total loan portfolio at June 30, 2011, compared to 94.4% at June 30, 2010. The decrease in one-to-four family real estate loans and commercial real estate loans and increase in multi-family residential loans was due in part to management’s decision to emphasize originations of multi-family residential loans as a means of diversifying the loan portfolio and increasing our loan yield.

The allowance for loan losses decreased by $1.9 million to $11.4 million at June 30, 2011 from $13.3 million at June 30, 2010.  The general valuation allowance decreased by $2.0 million to $6.0 million at June 30, 2011 from $8.0 million at June 30, 2010.  The decrease in the general valuation allowance was primarily attributable to a lower provision for loan losses due to improvement in delinquent loans, non-performing assets and the reduction in gross loans receivable.  At June 30, 2011 the general valuation allowance was comprised of $2.8 million, $1.5 million, $1.6 million and $100,000 on one-to-four family residential, multi-family residential, commercial real estate and consumer loans, respectively.  At June 30, 2010 the general valuation allowance was comprised of $3.9 million, $2.3 million, $1.6 million and $200,000 on one-to-four family residential, multi-family residential, commercial real estate and consumer loans, respectively.  The decline in the general valuation allowance on one-to-four family residential loans was primarily a result of a decline in the gross loans receivable of $53.6 million as well as a decline in the historical loss factor of approximately 44 basis points.  The decline in the general valuation allowance on multi-family residential loans was primarily a result of a decline in the peer group historical loss factor of approximately 34 basis points.  See “Item 1- Business—Asset Quality-Allowance for Loan Losses.”

Deposits. Total deposits increased $4.0 million, or 0.6% to $634.7 million at June 30, 2011 from $630.7 million at June 30, 2010. The growth was comprised of increases of $6.7 million in checking and savings accounts and $11.2 million in money market accounts offset by a decrease of $13.9 million in certificates of deposit. Checking and savings balances as well as money market accounts have steadily increased throughout the year due to our emphasis on lower costing core deposit accounts while certificate of deposits have declined due to customers preferring the short-term flexibility of non-certificate accounts in a low interest rate environment.

 Borrowings. Advances from the FHLB of San Francisco decreased $77.0 million, or 56.2% to $60.0 million at June 30, 2011 from $137.0 million at June 30, 2010. The decrease was a result of the pay down of scheduled maturities of FHLB advances during the year.  The repayment was funded with available liquidity and proceeds from the second-step stock offering.

Stockholders’ Equity.  Stockholders’ equity increased $62.7 million, or 66.2% to $157.4 million at June 30, 2011 from $94.7 million at June 30, 2010. The increase in stockholders’ equity was primarily due to the second-step conversion and related stock offering, which occurred on November 19, 2010.  Proceeds from the offering, net of $4.7 million in expense, totaled $59.1 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information at June 30, 2011 and for the years ended June 30, 2011, 2010 and 2009, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.
	At June 30,	For the year ended June 30,
	2011	2011			2010			2009
	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets		(Dollars in thousands)
Loans receivable (1) (2)	5.82%	$725,844	$42,962	5.92%	$755,802	$44,136	5.84%	$745,870	$43,706	5.86%
Securities(3)	2.57	7,859	278	3.54	7,732	351	4.54	13,418	606	4.52
Federal funds sold	0.23	81,074	195	0.24	45,413	108	0.24	34,930	303	0.87
Federal Home Loan Bank stock	0.31	11,286	42	0.37	12,577	43	0.34	12,636	314	2.48
Interest-earning deposits in other financial institutions	0.82	11,775	109	0.93	26,348	376	1.43	16,513	244	1.48
Total interest-earning assets	5.05	837,838	43,586	5.20	847,872	45,014	5.31	823,367	45,173	5.49
Noninterest earning assets		39,925			40,484			39,018
Total assets		$877,763			$888,356			$862,385

Interest-Bearing Liabilities
Money market	0.65%	$125,817	$851	0.68%	$117,330	$1,078	0.92%	$93,547	$1,761	1.88%
Savings deposits	0.22	130,172	467	0.36	130,854	622	0.48	122,357	1,091	0.89
Certificates of deposit	2.24	321,846	7,870	2.45	311,737	9,095	2.92	260,916	10,123	3.88
Borrowings	4.86	100,615	4,752	4.72	171,616	7,293	4.25	239,088	9,908	4.14
Total interest-bearing liabilities	1.73	678,450	13,940	2.05	731,537	18,088	2.47	715,908	22,883	3.20
Noninterest bearing liabilities		67,126			63,474			54,947
Total liabilities		745,576			795,011			770,855
Equity		132,187			93,345			91,530
Total liabilities and equity		$877,763			$888,356			$862,385

Net interest/spread	3.32%		$29,646	3.15%		$26,926	2.84%		$22,290	2.29%

Margin(4)				3.54%			3.18%			2.71%

Ratio of interest-earning assets to interest-bearing liabilities		123.49%			115.90%			115.01%

(1) Calculated net of deferred fees, loan loss reserves and includes non-accrual loans.
(2) Interest income includes loan fees of $151,000, $235,000, and $323,000 for the fiscal years ended June 30, 2011, 2010, and 2009, respectively.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes in rate/volume, which are the changes in rate times the changes in volume.

	For the Year Ended June 30, 2011 vs. 2010				For the Year Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(in thousands)
Interest-Earning Assets
Loans receivable (1)	$(1,749)	$599	$(24)	$(1,174)	$582	$(150)	$(2)	$430
Securities	6	(77)	(1)	(72)	(257)	3	(1)	(255)
Federal funds sold	85	1	1	87	91	(220)	(66)	(195)
Federal Home Loan Bank stock	(4)	4	─	─	(1)	(271)	1	(271)
Interest-earning deposits in other financial institutions	(208)	(132)	73	(267)	145	(8)	(5)	132
Total interest-earning assets	$(1,870)	$395	$49	$(1,426)	$560	$(646)	$(73)	$(159)

Interest-Bearing Liabilities
Money market	$78	$(284)	$(21)	$(227)	$448	(902)	(229)	(683)
Savings deposits	(3)	(153)	1	(155)	76	$(509)	$(35)	$(468)
Certificates of deposit	295	(1,472)	(48)	(1,225)	1,972	(2,511)	(489)	(1,028)
Borrowings	(3,017)	812	(336)	(2,541)	(2,796)	252	(71)	2,615
Total interest-bearing liabilities	(2,647)	(1,097)	(404)	(4,148)	(300)	(3,670)	(824)	(4,794)

Change in net interest income/spread	$777	$1,492	$453	$2,722	$860	3,024	751	4,635

(1) Total loans are net of deferred fees and costs.

Comparison of Results of Operations for the Years Ended June 30, 2011 and 2010.

General. Net income for the year ended June 30, 2011 was $8.8 million, an increase of $5.4 million, or 162.1%, as compared to net income of $3.3 million for the year ended June 30, 2010. Earnings per basic and diluted common share were $0.95 for the year ended June 30, 2011 compared to $0.35 for the year ended June 30, 2010. The increase in net income primarily resulted from a decrease in the provision for loan losses of $8.9 million and improvement in net interest income of $2.7 million.

Interest Income. Interest income decreased by $1.4 million, or 3.2%, to $43.6 million for the year ended June 30, 2011 from $45.0 million for the year ended June 30, 2010. The primary reasons for the decline in interest income were decreases in interest and fees on loans and interest earning time deposits in other financial institutions.

Interest and fees on loans decreased $1.2 million, or 2.7%, to $43.0 million for the year ended June 30, 2011 from $44.1 million for the year ended June 30, 2010.  The primary reason for the decrease was a decline in the average loan receivable balance of $30.0 million, or 4.0% to $725.8 million for the year ended June 30, 2011 from $755.8 million for the year ended June 30, 2010 due to payoffs and decreased originations of real estate loans. The average yield on loans increased to 5.92% for the year ended June 30, 2011 as compared to 5.84% for the year ended June 30, 2010. While interest income has declined we have benefited from an improvement in the average yield due to our older fixed rate one-to-four family loans and multi-family residential loans, which supported our yield on loans receivable in the recent declining rate environment.

Other interest income decreased by $180,000, or 37.2%, to $304,000 for the year ended June 30, 2011 from $484,000 for the year ended June 30, 2010. The decrease was a result of a decline of $14.6 million in the average balance of interest earning time deposits in other financial institutions as well as a decline in the average yield earned on these assets of 50 basis points.

Interest Expense. Interest expense decreased $4.1 million, or 22.9%, to $13.9 million for the year ended June 30, 2011 from $18.1 million for the year ended June 30, 2010. The decrease was primarily attributable to a 42 basis point decline in the average cost of interest bearing liabilities from 2.47% for the year ended June 30, 2010 to 2.05% for the year ended June 30, 2011 as a result of low interest rates during the year. The decrease in interest expense was also the result of a decline in the average balance of borrowings of $71.0 million, or 41.4%, to $100.6 million for the year ended June 30, 2011 from $171.6 million for the year ended June 30, 2010. The decline was the result of scheduled FHLB advance repayments and was funded with available liquidity and proceeds from the second-step stock offering.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in ASC 310, “Receivables.”  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.  See “—Critical Accounting Policies and Estimates” and “Item 1-Business– Asset Quality- Allowance for Loan Losses.”

Our provision for loan losses decreased to $950,000 for the year ended June 30, 2011 compared to $9.9 million for the year ended June 30, 2010. The decline in the overall provision was a result of the continued improvement in our impaired loans, delinquent loans and non-performing assets and a reduction in the Bank’s gross loans receivable.  Impaired loans improved to $26.4 million at June 30, 2011 from $34.4 million at June 30, 2010.  Delinquent loans 60 days or more to total loans improved to 1.48% at June 30, 2011 from 2.28% at June 30, 2010.  Non-performing assets to total assets improved to 3.18% at June 30, 2011 from 3.79% at June 30, 2010.  In addition, our net loans decreased by $61.3 million during the same period. The provision for loan losses for the year ended June 30, 2010 included $5.1 million in specific valuation allowances due to an increase in impaired loans from $8.9 million at June 30, 2009 to $34.4 million at June 30, 2010.  The increase in provision for loan losses for the year ended June 30, 2010 was primarily attributable to an increase in real estate loan delinquencies and troubled debt restructurings during the year.  The increase in delinquencies and troubled debt restructurings was experienced primarily in our one-to-four family residential mortgage loans as a result of the decline in the housing market and deteriorating general economic conditions.  Also, impacting the provision for loan losses for the year ended June 30, 2010 was one commercial real estate and five multi-family residential property loans totaling $6.6 million that were added to non-accrual status with specific valuation allowances of $1.3 million.  The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income decreased by $211,000, or 4.5%, to $4.5 million for the year ended June 30, 2011 from $4.7 million for the year ended June 30, 2010.  The decrease in noninterest income was primarily a result of a $507,000 decrease in service charges and fees primarily as a result of recent regulatory changes which reduced overdraft charges. Partially offsetting the decrease was an increase in ATM fees and service charges of $193,000 due to increased transaction volume.

Noninterest Expense. Our noninterest expense increased $2.5 million, or 14.8%, to $19.5 million for the year ended June 30, 2011 compared to $17.0 million for the year ended June 30, 2010. The increase was primarily due to an increase in salaries and benefits, professional services, and REO and foreclosure expense.

Salaries and benefits represented 48.1% and 46.8% of total noninterest expense for the years ended June 30, 2011 and 2010, respectively. Total salaries and benefits increased $1.4 million, or 17.9%, to $9.4 million for the year ended June 30, 2011 from $8.0 million for the year ended June 30, 2010.  The increase in salaries and benefits expense was primarily a result of annual salary increases and an increase in full-time equivalent employees. The increase in full-time equivalent employees was a result of employees hired primarily in the areas of Information Technology, e-Commerce and Lending.  Employees hired in the area of e-Commerce will focus on expanding customer relationships through enhanced online banking and bill payment services.  Employees have been hired in the loan servicing area in anticipation of efforts to obtain the transfer of servicing rights on loans serviced by others.  We have also hired seasoned loan officers, underwriters and support staff in the income property and one-to-four family origination departments.

Professional services increased $431,000, or 41.8%, to $1.5 million for the year ended June 30, 2011 from $1.0 million for the year ended June 30, 2010. The increase was primarily due to an increase in compensation consulting, information technology security services, financial advisory services, strategic and leadership advisory services and recruitment costs.

REO and foreclosure expenses increased $521,000 to $491,000 for the year ended June 30, 2011 from a gain of $30,000 for the year ended June 30, 2010. For the year ended June 30, 2011 there was a net loss on the sale of REO sold during the year.  The increase in expense was due to the increased volume of foreclosures and REO during the year which resulted in added foreclosure expense and additional REO operating costs.

Income Tax Expense. Income tax expense increased to $4.9 million for the year ended June 30, 2011 compared to $1.4 million for the year ended June 30, 2010. This increase was primarily the result of higher pretax income for the year ended June 30, 2011 compared to the year ended June 30, 2010. The effective tax rate was 35.8% and 29.3% for the years ended June 30, 2011 and 2010, respectively. The lower effective tax rate in the prior year was a result of the greater impact of tax credits on lower taxable income.

Comparison of Results of Operations for the Years Ended June 30, 2010 and 2009.

General. Net income for the year ended June 30, 2010 was $3.3 million, a decrease of $1.4 million, or 29.7%, as compared to net income of $4.7 million for the year ended June 30, 2009. Earnings per basic and diluted common share were $0.35 for the year ended June 30, 2010 compared to $0.50 for the year ended June 30, 2009. The decrease in net income primarily resulted from an increase in the provision for loan losses, partially offset by an increase in net interest income.

Interest Income. Interest income decreased by $159,000, or 0.4%, to $45.0 million for the year ended June 30, 2010 from $45.2 million for the year ended June 30, 2009. The primary reasons for the decline in interest income were decreases in interest on securities, dividends on FHLB stock and interest on federal funds sold.  These decreases were nearly offset by an increase in interest and fees on loans.  Our interest income has benefited from our fixed rate single-family loans and multi-family residential loans, which supported our yield on loans receivable in the recent declining rate environment.

Interest and fees on loans increased $430,000, or 1.0%, to $44.1 million for the year ended June 30, 2010 from $43.7 million for the year ended June 30, 2009.  The primary reason for the increase was an increase in the average loan receivable balance of $9.9 million, or 1.3% to $755.8 million for the year ended June 30, 2010 from $745.9 million for the year ended June 30, 2009 due to increased originations of multi-family residential loans during the year.  In addition, 82.5% of our one-to-four family real estate loans are fixed rate loans that did not reprice in the low interest rate environment.  These loans have a weighted average interest rate of 5.86%, which enabled us to maintain the average loan yield at 5.84% for the year ended June 30, 2010 as compared to 5.86% for the year ended June 30, 2009.  The beneficial effect of our significant amount of fixed-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly, will in turn constrain the increase in our average loan yield as market interest rates increase.

Interest income on securities decreased by $255,000, or 42.1%, to $351,000 for the year ended June 30, 2010 from $606,000 for the year ended June 30, 2009. The decrease was primarily attributable to a $5.7 million decrease in the average balance of investment securities from $13.4 million for the year ended June 30, 2009 to $7.7 million for the year ended June 30, 2010 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

FHLB dividends decreased by $271,000, or 86.3%, to $43,000 for the year ended June 30, 2010 from $314,000 for the year ended June 30, 2009. The decrease was attributable to the FHLB paying only a nominal dividend as compared to the prior year.  Based on announcements from the FHLB, we are not expecting significant levels of dividend payments for the foreseeable future.

Other interest income decreased by $63,000, or 11.5%, to $484,000 for the year ended June 30, 2010 from $547,000 for the year ended June 30, 2009. The decrease was a result of a 63 basis point decline in the average yield earned on federal funds sold from 0.87% for the year ended June 30, 2009 to 0.24% for the year ended June 30, 2010. The yield earned on federal funds sold was impacted by the low targeted federal funds rate.

Interest Expense. Interest expense decreased $4.8 million, or 21.0%, to $18.1 million for the year ended June 30, 2010 from $22.9 million for the year ended June 30, 2009. The decrease was primarily attributable to a 73 basis point decline in the average cost of interest bearing liabilities from 3.20% for the year ended June 30, 2009 to 2.47% for the year ended June 30, 2010 as a result of low interest rates during the year. The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $15.6 million from $715.9 million for the year ended June 30, 2009 to $731.5 million for the year ended June 30, 2010 due primarily to an increase in the average balance of deposits during the year.

The decrease in interest expense was also the result of a decline in the average balance of borrowings which decreased $67.5 million, or 28.2%, to $171.6 million for the year ended June 30, 2010 from $239.1 million for the year ended June 30, 2009. The decline was the result of scheduled FHLB advance repayments and was funded with available liquid assets due to increased deposits.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in ASC 310, “Receivables.”  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.  See “—Critical Accounting Policies and Estimates” and “– Asset Quality- Allowance for Loan Losses.”

Our provision for loan losses increased to $9.9 million for the year ended June 30, 2010 compared to $2.6 million for the year ended June 30, 2009. The provision for loan losses for the year ended June 30, 2010 was comprised of $4.8 million in general valuation allowances and $5.1 million in specific valuation allowances.  The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies and troubled debt restructurings during the year.  The increase in delinquencies and troubled debt restructurings was experienced primarily in our one-to-four family residential mortgage loans as a result of the decline in the housing market and deteriorating general economic conditions.  Also, impacting the provision for loan losses for the year ended June 30, 2010 was one commercial real estate and five multi-family residential property loans totaling $6.6 million that were added to non-accrual status with specific valuation allowances of $1.3 million.

Noninterest Income. Our noninterest income increased by $140,000, or 3.1%, to $4.7 million for the year ended June 30, 2010 from $4.6 million for the year ended June 30, 2009.  The increase in noninterest income was primarily a result of an increase in ATM fees and charges due to increased transaction volume.  Recent changes in regulations may have a negative effect on ATM fees in future periods any may reduce our noninterest income.

Noninterest Expense. Our noninterest expense increased $273,000, or 1.6%, to $17.0 million for the year ended June 30, 2010 compared to $16.7 million for the year ended June 30, 2009. The increase was primarily due to an increase in ATM expense and professional services, partially offset by a decline in salaries and benefits expense.

ATM expense increased $162,000, or 10.2%, to $1.8 million for the year ended June 30, 2010 from $1.6 million for the year ended June 30, 2009.  The increase was primarily due to increased transaction volume.

Professional services increased $261,000, or 33.9%, to $1.0 million for the year ended June 30, 2010 from $769,000 for the year ended June 30, 2009. The increase was primarily due to an increase in legal fees and recruitment costs.

Salaries and benefits represented 46.8% and 48.8% of total noninterest expense for the year ended June 30, 2010 and 2009, respectively.  Total salaries and benefits decreased $197,000, or 2.4%, to $8.0 million for the year ended June 30, 2010 from $8.2 million for the year ended June 30, 2009.  The decrease was primarily due to no payments made under the annual incentive plan for fiscal 2010 as compared to $228,000 made under the annual incentive plan for fiscal 2009.

 Income Tax Expense. Income tax expense decreased to $1.4 million for the year ended June 30, 2010 compared to $2.8 million for the year ended June 30, 2009. This decrease was primarily the result of lower pretax income for the year ended June 30, 2010 compared to the year ended June 30, 2009. The effective tax rate was 29.3% and 36.7% for the years ended June 30, 2010 and 2009, respectively. The decrease in the effective tax rate was a result of the impact of tax credits on lower projected taxable income.

Liquidity, Capital Resources and Commitments

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements previously imposed by previous OTS regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Our liquidity, represented by cash and cash equivalents, interest bearing accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances and previously used State of California time deposits, to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Item 1-Business - Lending Activities.”  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2011, total approved loan commitments amounted to $2.2 million, which included the unadvanced portion of loans of $2.1 million.  Certificates of deposit and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2011, were $114.6 million and $40.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At June 30, 2011, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $300.3 million. We also had an available line of credit with the Federal Reserve Bank of San Francisco of $74.3 million at June 30, 2011, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes our long-term contractual obligations at June 30, 2011.

Contractual obligations	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
	(In thousands)
FHLB advances	$60,000	$40,000	$20,000	$—	$—
Operating lease obligations	6,266	877	1,974	1,591	1,824
Loan commitments to originate residential mortgage loans	2,236	2,236	—	—	—
Available home equity and unadvanced lines of credit	2,076	2,076	—	—	—
Certificates of deposit	311,348	114,649	94,540	102,159	—
Total commitments and contractual obligations	$381,926	$159,833	$116,514	$103,750	$1,824

Off-Balance Sheet Arrangements

As a financial service provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  For additional information, see Note 16 of the Notes to our Consolidated Financial Statements.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OTS capital requirements at June 30, 2011 and June 30, 2010. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See “How We Are Regulated- Capital Requirements.”

	Actual Ratio	Minimum Capital Adequacy Requirements	Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2011:
Total capital (to risk-weighted assets)	21.87%	8.00%	10.00%
Tier 1 capital (to risk-weighted assets)	20.79	4.00	6.00
Tier 1 (core) capital (to adjusted tangible assets)	13.67	4.00	5.00

June 30, 2010:
Total capital (to risk-weighted assets)	14.73%	8.00%	10.00%
Tier 1 capital (to risk-weighted assets)	13.48	4.00	6.00
Tier 1 (core) capital (to adjusted tangible assets)	9.42	4.00	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards.

For the year ended June 30, 2011, we repurchased no shares of our common stock. For the year ended June 30, 2010, we repurchased 10,351 shares of our common stock at an average cost of $12.18.

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

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation.

Recent Accounting Pronouncements

For discussion of Recent Accounting Pronouncements, please see Note 1-Nature of Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements beginning on Page F-8.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Asset and Liability Management and Market Risk

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

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.  In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors recommend and set the asset and liability policies of Kaiser Federal Bank, which are implemented by the asset/liability management committee.

The purpose of the asset/liability management committee is to communicate, coordinate and direct asset/liability management consistent with our business plan and board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

The asset/liability management committee generally meets at least monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The asset/liability management committee recommends appropriate strategy changes based on this review. The chairperson or his/her designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least monthly.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

●	maintaining an adequate level of adjustable rate loans;

●	originating a reasonable volume of short- and intermediate-term loans;

●	managing our deposits to establish stable deposit relationships; and

●	using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin.

The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of Kaiser Federal Bank.

An independent third party provided Kaiser Federal Bank with the information presented in the following table, which is based on information provided by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at June 30, 2011 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest		Estimated Increase (Decrease) in			Increase
Rates (basis	Estimated	NPV		NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)

+300	$105,568	$(23,870)	(18)%	12.35%	(171)
+200	114,233	(15,204)	(12)	13.04	(103)
+100	122,123	(7,314)	(6)	13.60	(46)
—	129,438	—	—	14.06	—
-100	131,649	2,211	2	14.04	(3)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The analysis uses certain assumptions in assessing the interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the fair values of certain assets under differing interest rate scenarios, among others.

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

Item 8. Financial Statements and Supplementary Data.

Please see pages F-1 through F-43 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of our Independent Registered Public Accounting Firm on Pages F-2 and F-3.

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The board believes that the many years of service that many of our directors have at Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank is one of their most important qualifications for service on our board.  This service has given them extensive knowledge of the banking business and of Kaiser Federal Financial Group, Inc.  Furthermore, their service on our board committees, especially in the areas of audit, compensation and human resources, is critical to their ability to oversee the management of Kaiser Federal Bank by our executive officers.    Each outside director brings special skills, experience and expertise to the board as a result of his or her other business activities and associations.  The business experience of each of our directors for at least the past five years and the experience, qualifications, attributes, skills and areas of expertise of each director that further supports his or her service as a director are set forth below.  Unless otherwise indicated, each director has held his or her current position for at least the past five years.

Directors

James L. Breeden. Mr. Breeden has served as Chairman of the Board of Directors since November 2000. He is a retired hospital administrator for the Kaiser Foundation Hospitals where he worked for 27 years.  His management and business experience in hospital administration bring unique knowledge and skills directly related to our Kaiser Permanente affiliated customers that are beneficial to his service on the board and the Audit Committee.

Giovani O. Dacumos. Mr. Dacumos was appointed to the Board of Directors in April 2010. Mr. Dacumos has served as Director of Systems for the Department of Building and Safety of the City of Los Angeles since 2009 and has been with the department since 1999.  He brings general business and financial skills, including a deep understanding of information technology, which is valuable to his service on our board and the Audit Committee.

Kay M. Hoveland. Ms. Hoveland has served as Chief Executive Officer of Kaiser Federal Bank, including service with Kaiser Permanente Federal Credit Union since 1987.  Ms Hoveland has served as President and Chief Executive officer of the Company since its formation in 2003.  Ms. Hoveland’s many years of service in all areas of our operations and her duties as President and Chief Executive Officer bring a special knowledge of the financial, economic and regulatory challenges we face, to the board’s consideration of these matters.  Effective July 1, 2011 Ms. Hoveland retired from her positions as Chief Executive Officer and director of Kaiser Federal Bank as well as President and Chief Executive Officer and director of Kaiser Federal Financial Group, Inc.

Diana L. Peterson-More. Ms. Peterson-More joined the Board of Directors in May 2010.  Ms. Peterson-More is the president of the Organizational Effectiveness Group, an organizational development and human resources consulting firm founded in 1996. Previously she served in a number of executive positions at Southern California Edison (where she was elected and served as Corporate Secretary at SCECorp and its chief subsidiary Southern California Edison Company) and The Times Mirror Company, where she headed the human resources department, covering 58,000 employees.  Ms. Peterson-More is licensed to practice law in the State of California, and developed a recognized expertise as a management labor lawyer.  She brings general business, financial, risk management, legal and corporate governance skills, including a proficiency in compensation matters, which is important to her service on our Compensation Committee.

Michael J. Sacher.  Mr. Sacher was appointed to the Board of Directors in October 2008.  He has spent the past 30 years in public accounting, specializing in the financial institutions sector.  From August 2001 through July 2008, he served as a partner in the Credit Union Division with McGladrey & Pullen, LLP which served as the former registered public accounting firm of K-Fed Bancorp until 2004.  Mr. Sacher resigned his partnership with McGladrey & Pullen to start a consulting firm providing services to the financial institutions sector. He is licensed as a certified public accountant in the State of California.  He brings specific business, financial, risk management, audit and accounting skills related to financial institutions, which are important to his service on our board and the Audit Committee.

Robert C. Steinbach. Mr. Steinbach has served as a manager for the Department of Building and Safety of the City of Los Angeles since 2002 and has been with the department since 1985.  He brings general business, financial and risk management skills, including knowledge of compensation matters, to his service on our board and the Compensation Committee.

 Laura G. Weisshar. Ms. Weisshar has been employed by the Kaiser Foundation Health Plan since 1992, serving in a number of management positions until her appointment in 2002 as the Vice President and Controller of the Kaiser Permanente Southern California Region.  In 2010, Ms. Weisshar was promoted to the national position of Vice President of Finance for Community Benefit, Research and Health Policy. Ms. Weisshar is licensed as a certified public accountant in the State of California.  Her experience brings unique knowledge and skills related to the Kaiser Permanente affiliated customers and as well as general business, financial, audit and accounting skills, which are important to her service on our board and the Audit Committee.

Rita H. Zwern. Ms. Zwern has served as secretary of the Company since its formation in July 2003.  She was employed by Kaiser Foundation Health Plan since 1984 until her retirement as manager of State Programs in 2011.  Her management and business experience in the administration of Kaiser Foundation Health Plan’s state programs bring unique knowledge and skills to her service on the board and the Compensation Committee.

 Executive Officers Who are Not Directors

Dustin Luton. Mr. Luton was appointed President and Chief Executive Officer of the Company and of Kaiser Federal Bank effective July 1, 2011. Mr. Luton served as Chief Financial Officer for Kaiser Federal Bank from November 2006 until his appointment as the Chief Operating Officer in July 2009 and was given the additional position as President of the Bank in February 2011. He served as Chief Financial Officer of the Company since November 2006 until his appointment as President and Chief Executive Officer. Previously, he was the Partner-in-Charge of the Southern California office of the National Credit Union Division of the accounting firm, McGladrey & Pullen, LLP. He was employed by McGladrey & Pullen, LLP beginning in 2000 and was responsible for supervising the professional staff and professional services provided to clients in the Southern California region.

Jean M. Carandang. Ms. Carandang was appointed Chief Financial Officer of the Company on July 1, 2011. Ms. Carandang joined the Bank in December 2008 as Vice President of Finance and was appointed Chief Financial Officer of Kaiser Federal Bank in July 2009. She was formerly Senior Vice President, Controller of PFF Bank & Trust from 2005 until 2008 and also served as Corporate Controller and Risk Officer at Quaker City Bank from 1993 until 2005.

Nancy J. Huber. Ms. Huber has served as Chief Credit Officer of Kaiser Federal Bank since 1999 and Community Reinvestment Act Officer since 2002. From 1995 until 1999, she served as vice president of credit.

Jeanne R. Thompson. Ms. Thompson has served as Chief Administrative Officer since 2009.  From 2001 until 2009, she served as Chief Operating Officer of Kaiser Federal Bank.  She served as senior vice president for branch operations of Indy Mac Bank from 2000 to 2001 upon the acquisition of First Federal Savings and Loan Association of San Gabriel Valley, where she served from 1985 to 2000.

The following table provides the positions, ages and terms of office as applicable to our directors and executive officers as of June 30, 2011.

Name (1)	Age (2)	Positions Held with Kaiser Federal Financial Group, Inc.	Director Since (3)	Current Term to Expire
		DIRECTORS
James L. Breeden	67	Chairman of the Board	1987	2013
Giovani O. Dacumos	41	Director	2010	2013
Kay M. Hoveland	63	Director and Chief Executive Officer	2000	2011 (4)
Diana L. Peterson-More	61	Director	2010	2011
Michael J. Sacher	58	Director	2008	2012
Robert C. Steinbach	57	Director	2000	2012
Laura G. Weisshar	60	Director	2007	2013
Rita H. Zwern	63	Director and Secretary	1987	2011
		EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Dustin Luton	41	Chief Financial Officer**	N/A	N/A
Jean M. Carandang*	46	Chief Financial Officer**	N/A	N/A
Nancy J. Huber*	48	Chief Credit Officer	N/A	N/A
Jeanne R. Thompson*	64	Chief Administrative Officer	N/A	N/A

*	Ms. Carandang, Ms Huber and Ms. Thompson are officers of Kaiser Federal Bank only as of June 30, 2011.
**	Mr. Luton served as Chief Financial Officer of Kaiser Federal Financial Group, Inc. and Ms. Carandang served as Chief Financial Officer of Kaiser Federal Bank on June 30, 2011.
(1)	The mailing address for each person listed is 1359 North Grand Avenue, Covina, California 91724.
(2)	As of June 30, 2011.
(3)
For Directors Breeden and Zwern, reflects initial appointment to the Board of Directors of Kaiser Permanente Federal Credit Union, the predecessor to Kaiser Federal Bank. Each director of Kaiser Federal Financial Group, Inc. is also a director of Kaiser Federal Bank.

(4)	Ms. Hoveland announced her retirement effective July 1, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended. Our officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure in a company’s annual proxy statement and annual report on Form 10-K of the failure of an officer, director or greater than 10% beneficial owner of the common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of such ownership reports, no officer, director or 10% beneficial owner of our common stock failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2011.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, and a Code of Ethics for the Chief Executive Officer and Chief Financial Officer. The codes are intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws. The codes are available on the Company’s website at www.kffg.com. Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website.

Audit Committee

The Audit Committee consists of directors Sacher, who serves as Chairman, Breeden, Dacumos and Weisshar.  The Audit Committee meets with the independent registered public accounting firm at least on a quarterly basis to discuss the results of operations and on an annual basis to review the results of the annual audit and other related matters.  Each member of the Audit Committee is “independent” as defined in the Nasdaq corporate governance listing standards and Rule 10A-3 of the Securities and Exchange Commission.  The Board of Directors has determined that directors Sacher and Weisshar qualify as “audit committee financial experts” as that term is used in the rules and regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of independent directors within the meaning of the Nasdaq corporate governance listing standards. The Compensation Committee consists of directors Steinbach, who serves as Chairman, Peterson-More and Zwern.

Compensation Discussion and Analysis

Compensation Objectives.  We believe the most effective executive compensation program is one that is aligned with achievement of our long-term strategic goals and we intend for our compensation program to align executives’ interests with those of the stockholders by rewarding performance for implementing our various strategies with the ultimate objective of improving stockholder value.  We evaluate both performance and compensation to ensure that we maintain our ability to attract and retain employees in key positions and to ensure that compensation provided to key employees keeps these employees focused on value creation.  Accordingly, the objectives of our compensation program are as follows:

●
Meeting the Demands of the Market – Our goal is to compensate our employees at competitive levels that position us as the employer of choice among our peers who provide similar financial services in the markets we serve.

●
Aligning with Stockholders – We use equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interests with the interests of our stockholders.

●	Driving Performance – We will base compensation in part on the attainment of company-wide, business unit and individual targets that return positive results to our bottom line.

●	Reflecting our Business Philosophy – Our approach to compensation reflects our values and the way we do business in the communities we serve.

This discussion is focused specifically on the compensation of the following executive officers, each of whom is named in the Summary Compensation Table which appears later in this section.  These five executives are referred to in this discussion as “named executive officers.”

Name	Title
Kay M. Hoveland	President and Chief Executive Officer of Kaiser Federal Financial Group, Inc. and Chief Executive Officer of Kaiser Federal Bank
Dustin Luton	Chief Financial Officer of Kaiser Federal Financial Group, Inc. and President and Chief Operating Officer of Kaiser Federal Bank
Jean M. Carandang	Chief Financial Officer of Kaiser Federal Bank
Nancy J. Huber	Chief Credit Officer of Kaiser Federal Bank
Jeanne R. Thompson	Chief Administrative Officer of Kaiser Federal Bank

Effective July 1, 2011, Ms. Hoveland retired from her positions as Chief Executive Officer and director of Kaiser Federal Bank as well as President and Chief Executive Officer and director of Kaiser Federal Financial Group, Inc.  The Board of Directors appointed Mr. Luton to succeed Ms. Hoveland as the Chief Executive Officer of the Bank and President and Chief Executive Officer of Kaiser Federal Financial Group, Inc. effective July 1, 2011.  In addition, the Board of Directors appointed Ms. Carandang to succeed Mr. Luton as Chief Financial officer of Kaiser Federal Financial Group, Inc., effective July 1, 2011.

Role of the Compensation Committee.  Our Compensation Committee has a significant role in helping us achieve our compensation objectives.  The Compensation Committee is responsible for all compensation and benefit matters relating to the named executive officers, including the evaluation and compensation of our Chief Executive Officer.  The Compensation Committee regularly evaluates and approves all compensation practices applicable to the named executive officers, including our Chief Executive Officer.  The Chief Executive Officer evaluates the performance of the other named executive officers and recommends to the Compensation Committee the named executive officers’ compensation levels for approval.

Market Comparisons.  In determining the compensation program for our named executive officers, the Compensation Committee selected a peer group of 19 public banks based on geographic location, asset size and performance.  The Compensation Committee reviewed compensation data derived from public filings of these publicly traded financial institutions.  Based on such market comparison information, the recommendations of the Chief Executive Officer and the independent analysis of the data performed by the Compensation Committee, the Compensation Committee determined the various components and levels of compensation for our named executive officers. The Compensation Committee targets total annual compensation for each named executive officer at the 50th to 75th percentiles of Kaiser Federal Financial Group, Inc.’s peer group for target level performance; and the 75th to 90th percentiles of Kaiser Federal Financial Group, Inc.’s peer group for maximum level performance.

Compensation Program.  We provide what we consider to be a competitive compensation package for the named executive officers, comprised of a base salary, an annual incentive plan, a stock option plan, a recognition and retention plan for restricted stock awards, an employee stock ownership plan, a 401(k) Plan, and a deferred compensation program, as well as health and welfare benefits.  See “Executive Compensation—Benefit Plans” and “Executive Compensation—Tax Qualified Benefit Plans” for further details.  These benefits are provided to our named executive officers in order to attract and retain these highly qualified individuals for the benefit of all of our stockholders and are considered by the compensation committee to be reasonable when compared to industry averages.  The Compensation Committee seeks to create what it believes is the best mix of base salary, annual cash incentives, and equity compensation in delivering the named executive officers’ total cash compensation. The compensation program is also designed to encourage and reward executives for achieving and maintaining high levels of performance.

The Compensation Committee reviewed compensation for the year ended June 30, 2011 for the named executive officers relative to the competitive market and relative to results delivered on established objectives and performance criteria.  The Compensation Committee concluded that the named executive officers’ compensation was consistent with market practice and was based on reasonable performance.

Base Salary. It is our philosophy to maintain base salaries at levels comparable to the salaries paid by similar organizations. In establishing base salaries, we take into account each named executive officer’s ability and experience as well as past and potential performance.  On an annual basis, each named executive officer is evaluated and his or her base salary may be adjusted, based on market data and the above factors.  The Compensation Committee set the base salaries for Ms. Hoveland, Mr. Luton, Ms. Carandang, Ms. Huber, and Ms. Thompson at $364,000, $275,000, $180,000, $175,000, and $155,000, respectively, for the 2011 fiscal year.  For the 2012 fiscal year, the Compensation Committee increased the base salaries of Mr. Luton, Ms. Carandang, Ms. Huber and Ms. Thompson to $325,000, $187,200, $182,000 and $161,200, respectively, based on the named executive officer’s individual qualifications, experience and performance and the value of his or her service to the organization.  Each named executive officer’s 2012 base salary was in the range of the 50th to the 60th percentile of Kaiser Federal Financial Group, Inc.’s peer group with respect to his or her executive position.

            Annual Cash Incentives.  The Annual Incentive Plan was adopted in order to link potential payments with our stockholders’ interests, and is an integral part of the named executive officers’ total compensation package that recognizes their annual contribution to our success. The Annual Incentive Plan also rewards the named executive officers who are directly responsible for the high performance of Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank.  The Annual Incentive Plan is designed to: (1) support a business change to community-based banking; (2) support a culture change to pay-for-performance; (3) focus the executive team on annual goals to meet long-term goals; (4) reward executives for their contributions; and (5) align compensation with the goals of the organization and marketplace practices.  The award is achieved only if Kaiser Federal Bank achieves a minimum return on average assets (ROA) which is set at the beginning of each plan year.  ROA was established as the performance metric for the plan since ROA is a commonly used metric to determine the performance of a financial institution. If our ROA goal is achieved, each individual executive must also achieve certain personal performance objectives set by the Chief Executive Officer or the Board of Directors. Personal performance objectives vary and are tailored to the job responsibilities of each individual executive.  However, one of these objectives must address expense management.  The Chief Executive Officer of Kaiser Federal Bank and the President of Kaiser Federal Bank are eligible to receive an amount up to 30% of their annual base salary and the remaining named executive officers are eligible to receive amounts up to 20% of their annual base salaries under this plan. In addition, the dollar amount of an award may be further increased over such maximums up to an additional 20% of the award to recognize achievement significantly in excess of performance objectives.  For the 2011 plan year, the performance metric for ROA was set at 0.63%, which was achieved by Kaiser Federal Bank.  As a result, Mr. Luton, Ms. Carandang, Ms. Huber, and Ms. Thompson each received a payment under the Annual Incentive Plan equal to $66,458, $36,000, $35,000 and $31,000, respectively.

Equity Compensation. The Compensation Committee uses the award of stock options and restricted stock under the 2004 Stock Option Plan and the 2004 Recognition and Retention Plan to align the interests of the named executive officers with those of our stockholders. At the annual meeting of stockholders in 2004, stockholders approved the 2004 Stock Option Plan and 2004 Recognition and Retention Plan.  Ms. Hoveland, Ms. Huber, and Ms. Thompson received both stock options and restricted stock awards from the Compensation Committee under each of those equity compensation plans during 2004.  Mr. Luton received stock options and restricted stock awards when he became Chief Financial Officer of K-Fed Bancorp in November 2006.  Ms. Carandang received restricted stock awards when she became Chief Financial Officer of Kaiser Federal Bank in July 2009.  In January 2009, all of the named executive officers were granted stock options.  In June 2011, all of the named executive officers, except Ms. Hoveland who was retiring, were granted restricted stock awards.  Also, Mr. Luton upon announcement of his promotion to President and Chief Executive Officer was granted stock options.  Both the stock options and the restricted stock awards vest at a rate of 20% per year, over five years, commencing on the first anniversary of the grant date. The Compensation Committee believes that the five-year vesting of stock options and restricted stock awards applicable to these grants will focus senior management on long-term performance and stock appreciation, which will align their interests with our stockholders.

Information regarding the outstanding stock option grants and unvested recognition and retention plan awards is included in the section titled “Executive Compensation — Outstanding Equity Awards at Year End.”

Other Benefit Plans. The Compensation Committee annually reviews the expense and appropriateness of all benefit plans for the named executive officers and all other employees. The benefit plans include a tax-qualified 401(k) plan and employee stock ownership plan, a non-qualified deferred compensation plan and other benefit plans such as medical, dental, life and disability insurance.

The named executive officers are eligible to participate in a 401(k) plan, which includes the right to receive a matching contribution from Kaiser Federal Bank up to 50% of the participant’s eligible contributions, not to exceed 10% of the participant’s salary.  The matching contribution and the investment options available to the named executive officers are identical to those available to all other participants.

Under the terms of our employee stock ownership plan, all employees, including our named executive officers, who have attained age 21 and have completed 12 months of service during which they have worked at least 1,000 hours are eligible to participate in the employee stock ownership plan.  Allocations under the employee stock ownership plan are based upon each participant’s eligible compensation, up to $245,000, in relation to all other participants.

Our named executive officers are eligible to participate in the Amended and Restated Kaiser Federal Bank 2005 Executive Nonqualified Retirement Plan, which is a non-qualified deferred compensation plan that allows them to defer a portion of their compensation earned during the plan year. At our discretion, we have the ability to match the elective deferrals of the participants.  However, we have not made any matching contributions to this plan since the plan’s inception.

Employment Agreements.  The Compensation Committee approved the employment agreements for Ms. Hoveland, Mr. Luton, Ms. Carandang, Ms. Huber, and Ms. Thompson. The employment agreements are designed to give us the ability to retain the services of the named executive officers while reducing, to the extent possible, unnecessary disruptions to Kaiser Federal Bank’s business operations.  The Compensation Committee believes that the employment agreements are consistent with industry practices and desirable for retaining executive talent, and will provide stability among our senior management team.

Tax and Accounting Implications.  In consultation with our advisors, we evaluate the tax and accounting treatment of our compensation program at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program.  Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements.  As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences.  To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible.  However, to the greatest extent possible, it is our intent to structure our compensation program in a tax efficient manner.

 Risk Management.  The Compensation Committee believes that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank. In addition, the Compensation Committee believes that the mix and design of the elements of our executive compensation does not encourage management to assume excessive risks.

The Compensation Committee regularly reviews our incentive-based plans to ensure that controls are in place so that our employees are not presented with the opportunities to take unnecessary and excessive risks that could threaten the value of Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank.  With respect to the Annual Incentive Plan, the Compensation Committee reviews and approves individual performance objectives that determine the bonus payments to be made thereunder, and payments are contingent upon Kaiser Federal Bank’s satisfaction of the ROA performance metric that is established at the beginning of the plan year.  Finally, our employee stock ownership plan and stock-based incentives plans have put more stock into the hands of our employees which will align their interests with those of our stockholders, and in turn will contribute to long-term stockholder value and decrease the likelihood that they would take excessive risks that could threaten the value of their common stock received under each plan.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this annual report on Form 10-K.

This report shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this report by reference, and shall not otherwise be deemed filed with the Securities and Exchange Commission.

This report has been provided by the Compensation Committee

Robert C. Steinbach, Chairman
Diana L. Peterson-More
Rita H. Zwern

Executive Compensation

Summary Compensation Table. The following table sets forth, for the years ended June 30, 2011, 2010 and 2009, certain information as to the total compensation paid to Ms. Hoveland, who served as President and Chief Executive Officer of Kaiser Federal Financial Group, Inc. and Chief Executive Officer of Kaiser Federal Bank, Mr. Luton, who served as Chief Financial Officer of Kaiser Federal Financial Group, Inc. and President and Chief Operating Officer of Kaiser Federal Bank, and to the three other most highly compensated executive officers of Kaiser Federal Financial Group, Inc. and its subsidiaries.  Each of the individuals listed in the table below is referred to as a “named executive officer.”

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($)(1)	Stock Awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)

Kay M. Hoveland,(4)	2011	378,000	—	—	—	—	57,930	435,930
President and Chief Executive	2010	364,000	—	—	—	—	55,547	419,547
Officer of Kaiser Federal Financial	2009	363,408	—	33,250	—	109,200	59,091	564,949
Group, Inc. and Chief Executive
Officer of Kaiser Federal Bank

Dustin Luton,(4)	2011	285,577	—	26,800	24,600	66,458	38,674	442,109
Chief Financial Officer of Kaiser	2010	273,487	—	—	—	—	36,554	310,041
Federal Financial Group, Inc. and	2009	235,316	—	26,600	—	56,559	37,638	301,360
President and Chief Operating
Officer of Kaiser Federal Bank

Jean M. Carandang,(4), (5)	2011	190,467	—	—	24,600	36,000	35,949	287,016
Chief Financial Officer of	2010	173,007	30,000	—	—	—	16,213	219,220
Kaiser Federal Bank	2009	77,114	—	9,975	94,400	8,417	—	189,906

Nancy J. Huber,	2011	186,036	—	—	24,600	35,000	29,411	275,047
Chief Credit Officer of Kaiser	2010	177,366	30,000	—	—	—	21,295	228,661
Federal Bank	2009	169,770	—	19,950	—	38,563	25,073	253,356

Jeanne R. Thompson,	2011	163,643	—	—	24,600	31,000	29,303	248,546
Chief Administrative Officer of	2010	154,737	15,000	—	—	—	23,559	193,296
Kaiser Federal Bank	2009	148,839	—	19,950	—	14,960	24,224	207,973

(1)
Represents the grant date fair value of stock options and restricted stock received by the named executive officers under the 2004 Stock Option Plan and the 2004 Recognition and Retention Plan.  The grant date fair value has been computed in accordance with the stock-based compensation accounting rules (FASB ASC Topic 718, formerly SFAS 123R).  A discussion of the assumptions used in calculating the award values may be found at Note 12 of our notes to our consolidated financial statements.

(2)
All cash incentive plan awards are reported for the fiscal year for which they were earned pursuant to the Annual Incentive Plan.  These awards are traditionally paid during the first quarter of the following fiscal year.

(3)
The amounts in this column reflect the various benefits and payments received by the applicable named executive officer.  A break-down of the various elements of compensation in this column is set forth in the table provided below for the year ended June 30, 2011.

(4)
Ms. Hoveland retired as President and Chief Executive Officer effective on July1, 2011.  Mr. Luton and Ms. Carandang were promoted to President and Chief Executive Officer of Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank and Chief Financial Officer of Kaiser Federal Financial Group, Inc., respectively, on July 1, 2011.

(5)	Ms. Carandang joined Kaiser Federal Bank effective December 8, 2008.

All Other Compensation
Name	Year	Perquisites ($)(1)	Employer Contributions to 401(k) Plan ($)	RRP Dividends ($)(2)	ESOP Allocation ($)	Directors Fees ($)(3)	Total ($)
Kay M. Hoveland	2011	—	8,250	—	27,180	22,500	57,930
Dustin Luton	2011	—	10,154	1,340	27,180	—	38,674
Jean M. Carandang	2011	—	7,696	1,801	26,452	—	35,949
Nancy J. Huber	2011	—	3,503	—	25,908	—	29,411
Jeanne R. Thompson	2011	—	7,765	—	21,538	—	29,303

(1)	For the year ended June 30, 2011, no named executive officer received perquisites or personal benefits which exceeded $10,000.
(2)	Represents dividends on unearned restricted stock awards granted pursuant to the 2004 Recognition and Retention Plan.
(3)	Ms. Hoveland, our President and Chief Executive Officer, is also a director.

Grants of Plan-Based Awards.  The following table provides information for the year ended June 30, 2011 as to grants of plan-based awards for our named executive officers.

Grants of Plan-Based Awards For the Year Ended June 30, 2011
		Estimated future payouts under Non- equity incentive plan awards			All other stock awards: number of shares of stock or units (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)
Kay M. Hoveland	7/1/2010	—	109,200	131,040	—	—	—	—

Dustin Luton	7/1/2010	—	66,458	79,750	—	—	—	—

Jean M. Carandang	7/1/2010	—	36,000	43,200	—	—	—	—

Nancy J. Huber	7/1/2010	—	35,000	42,000	—	—	—	—

Jeanne R. Thompson	7/1/2010	—	31,000	37,200	—	—	—	—

(1)	Represents threshold, target, and maximum payments achievable under the Annual Incentive Plan, based upon the financial targets to be achieved during the year ended on June 30, 2011.

Benefit Plans

Employment Agreements.  On November 19, 2010, Kaiser Federal Bank entered into employment agreements with Ms. Hoveland, Mr. Luton, Ms. Carandang, Ms. Huber and Ms. Thompson (referred to below as the “executives” or “executive”).  Each employment agreement has an initial term of two years.  At least 60 days prior to the anniversary date of each agreement, the disinterested members of the Board of Directors of Kaiser Federal Bank must conduct a comprehensive performance evaluation and affirmatively approve any extension of each agreement for an additional year or determine not to extend the term of the agreement.  If the Board of Directors determines not to extend the term, it must notify the executive at least 30 days, but not more than 60 days, prior to such date.  Each agreement will provide for a payment of base salary for 2011 of $364,000, $275,000, $180,000, $175,000, and $155,000, for Ms. Hoveland, Mr. Luton, Ms. Carandang, Ms. Huber and Ms. Thompson, respectively.  Each executive’s base salary will be reviewed at least annually, and may be increased, but not decreased.  In addition to base salary, each agreement provides for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees.

In the event of the executive’s involuntary termination of employment for reasons other than cause, disability or death, or in the event the executive resigns during the term of his or her agreement for “good reason,” the executive would be entitled to a severance payment equal to one times the executive’s highest annual rate of base salary at any time during the term of the agreement, payable in a single cash lump sum distribution.  In addition, the executive would be entitled, at no expense, to the continuation of substantially comparable life, medical and disability coverage that cease upon the earlier of: (i) the last day of the 12-month period following the executive’s date of termination; or (ii) the date the executive becomes eligible for Medicare coverage.  Finally, the executive would be entitled to receive a lump-sum payment equal to the present value of Kaiser Federal Bank’s contributions that would have been made on his or her behalf to the 401(k) plan and the employee stock ownership plan as if the executive had continued working for Kaiser Federal Bank for a 12-month period following the executive’s date of termination, earning his or her base salary in effect as of the date of termination and as if the executive had made the maximum amount of employee contributions permitted under the 401(k) plan.  For purposes of each agreement, “good reason” is defined as follows: (i) a material reduction in base compensation; (ii) a material reduction in the executive’s duties or responsibilities; (iii) a requirement that the executive reports to a corporate officer other than the President and Chief Executive Officer, (iv) a material reduction in the budget over which the executive has authority (v) a relocation of the executive’s principal place of employment by more than 50 miles from the location, as of the date of the agreement, or (vi) a material breach of the agreement by Federal Kaiser Bank.  For Ms. Hoveland, “good reason” is defined as the requirement that she reports to a corporate officer instead of the Board of Directors.

If the executive’s involuntary termination of employment or voluntary resignation for “good reason” occurs following a change in control of Kaiser Federal Financial Group, Inc. or Kaiser Federal Bank, the executive would be entitled to a severance payment equal to two times the sum of: (i) the executive’s highest annual rate of base salary at any time during the term of the agreement and (ii) the executive’s highest annual bonus received during the latest two calendar years prior to the termination, payable in a single cash lump sum distribution.  In addition, the executive would be entitled, at no expense, to the continuation of substantially comparable life, medical and disability coverage that cease upon the earlier of: (i) the last day of the 24-month period following the executive’s date of termination; or (ii) the date the executive becomes eligible for Medicare coverage.  Finally, the executive would be entitled to receive a lump-sum payment equal to the present value of Kaiser Federal Bank’s contributions that would have been made on his or her behalf to the 401(k) plan and the employee stock ownership plan as if the executive had continued working for Kaiser Federal Bank for a 24-month period following the executive’s date of termination, earning his or her base salary in effect as of the date of termination and as if the executive had made the maximum amount of employee contributions permitted under the 401(k) plan.

Each agreement provides that for one year following the executive’s termination (other than termination of employment following a change in control), the executive agrees not to compete with Kaiser Federal Financial Group, Inc. or Kaiser Federal Bank within 25 miles of the locations in which Kaiser Federal Financial Group, Inc. or Kaiser Federal Bank has business operations or has filed an application for regulatory approval to establish an office.

On July 1, 2011, Kaiser Federal Bank and Mr. Luton entered into an employment agreement that superseded and replaced his employment agreement as described above.  The parties desired to enter into a new employment agreement as a result of Mr. Luton’s promotion to President and Chief Executive Officer on July 1, 2011.  The terms of Mr. Luton’s new employment agreement are materially consistent with the terms of his employment agreement dated November 19, 2010, except that he is entitled to a base salary of $325,000 per year.

Annual Incentive Plan.  Kaiser Federal Bank sponsors the Annual Incentive Plan (“AIP”) in order to provide financial incentives to a select group of executive officers.  The Board of Directors and the Chief Executive Officer have the authority to select the employees who will participate in the AIP, determine the terms and conditions of the awards, and interpret the AIP.

Under the AIP, the participants are only eligible to receive an award if Kaiser Federal Bank achieves a minimum return on average assets (ROA), which is set at the beginning of each plan year.  For the 2011 fiscal year, the ROA target was 0.63%.  If the ROA target is achieved, a participant is eligible to receive an annual target bonus amount based on the satisfaction of his or her individual performance objectives set by the Chief Executive Officer and the Board of Directors.  Each participant has one to five performance objectives.  One or more of the performance objectives is required to address expense management.  A participant may also be assigned other personal performance objectives addressing non-routine job goals, such as a new initiative or a substantial enhancement to an existing performance standard.  Each performance objective is assigned a percentage weight to reflect its relative importance and/or difficulty, and the sum of the weights must equal 100% of the annual target bonus, such that if the participant fully achieves all of his or her performance objectives, the participant will receive 100% of the annual target bonus.  Ms. Hoveland, as Chief Executive Officer, is eligible to receive an annual target bonus up to 30% of her annual base salary.  Mr. Luton, as President of the Bank effective February 3, 2011, is eligible to receive an annual target bonus up to 30% of his base salary.  Prior to February 3, 2011 Mr. Luton, as Chief Operating Officer was eligible to receive 20% of his base salary.  The other named executive officers are eligible to receive an annual target bonus up to 20% of their annual base salary.  The participant’s annual target bonus may be further increased by an additional 20% if the outcome of the participant’s performance objective significantly exceeded all expectations and made a contribution to Kaiser Federal Bank well beyond what was originally envisioned by the Chief Executive Officer, President and the Board of Directors.

Stock Benefit Plans.  Outside directors and key employees of Kaiser Federal Bank, Kaiser Federal Financial Group, Inc. or their affiliates are eligible to participate in and receive awards under the K-Fed Bancorp 2004 Stock Option Plan (“2004 Stock Option Plan”) and the K-Fed Bancorp 2004 Recognition and Retention Plan (“2004 Recognition and Retention Plan”).

Under the 2004 Stock Option Plan, the Company reserved 409,105 shares of common stock to be issued pursuant to grants of stock option awards.  A stock option gives the recipient the right to purchase shares of common stock of the Company at a specified price during a specified period of time.  Awards may be granted as either incentive or non-statutory stock options.  Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are eligible to receive incentive stock options.  Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of exercise either in cash or with common stock that was owned by the recipient.

Under the 2004 Recognition and Retention Plan, the Company reserved 163,642 shares of common stock to be issued pursuant to grants of restricted stock awards.

All stock options vest at a rate determined by the Board of Directors at the time the awards are granted to the recipient.  All restricted stock awards must vest at least 20% per year, beginning one year following the date of grant.  However, stock options will fully vest and become immediately exercisable and restricted stock awards will fully vest upon the recipient’s termination of service due to death or disability, or following a change in control of Kaiser Federal Financial Group, Inc.

Outstanding Equity Awards at Year End.  The following table sets forth information with respect to the outstanding equity awards as of June 30, 2011 for the named executive officers.

Outstanding Equity Awards at Year Ended June 30, 2011
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)

Kay M. Hoveland	11/16/2004	71,940	—		20.16	11/16/2014	—		—
	01/30/2009	7,194	10,791	(2)	10.85	01/30/2019	—		—

Dustin Luton	11/15/2006	23,021	5,755	(3)	24.19	11/15/2016	—		—
	11/16/2006	—	—		—	—	2,878	(4)	35,457
	01/30/2009	5,755	8,633	(2)	10.85	01/30/2019	—		—
	06/28/2011	—	8,000	(5)	12.30	06/28/2021	2,000	(6)	24,640

Jean M. Carandang	01/30/2009	2,158	3,237	(2)	10.85	01/30/2019	4,316	(7)	53,173
	06/28/2011	—	—		—	—	2,000	(6)	24,640

Nancy J. Huber	11/16/2004	15,826	—		20.16	11/16/2014	—		—
	01/30/2009	4,316	6,475	(2)	10.85	01/30/2019	—		—
	06/28/2011	—	—		—	—	2,000	(6)	24,640

Jeanne R. Thompson	11/16/2004	15,826	—		20.16	11/16/2014	—		—
	01/30/2009	4,316	6,475	(2)	10.85	01/30/2019
	06/28/2011	—	—		—	—	2,000	(6)	24,640

(1)	This amount is based on the fair market value of Kaiser Federal Financial Group, Inc. common stock of $12.32 on June 30, 2011.
(2)	Stock option awards vest ratably per year, commencing January 30, 2012, such that the stock options will become fully vested on January 30, 2014.
(3)	Stock option awards will fully vest on November 15, 2011.
(4)	Restricted stock awards will fully vest on each of November 16, 2010 and November 16, 2011.
(5)	Stock option awards vest ratably per year, commencing June 28, 2012, such that the stock options will become fully vested on June 28, 2016
(6)	Restricted stock awards will best as follows: 500 shares will vest on each of June 28, 2012, June 28, 2013, June 28, 2014, June 28, 2015 and June 28, 2016.
(7)	Restricted stock awards will vest as follows: 1,439 shares will vest on each of June 23, 2012, June 23, 2013, and June 23, 2014.

Options Exercised and Stock Vested. The following table sets forth information for the named executive officers with respect to option exercises and restricted stock awards that have vested during the year ended June 30, 2011.

Option Exercises and Stock Vested for the Year Ended June 30, 2011
	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)

Kay M. Hoveland	—	—	—	—

Dustin Luton	—	—	2,878	29,400

Jean M. Carandang	—	—	1,439	17,728

Nancy J. Huber	—	—	—	—

Jeanne R. Thompson	—	—	—	—

(1)	The value realized on vesting represents the fair market value of Company common stock on the day the restricted stock award vested.

Nonqualified Deferred Compensation. The following table sets forth information with respect to the Amended and Restated Kaiser Federal Bank 2005 Executive Nonqualified Retirement Plan for the year ended June 30, 2011 for the named executive officers.

Nonqualified Deferred Compensation for the Year Ended June 30, 2011
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(2)

Kay M. Hoveland	—	—	30,441	—	1,174,284

(1)
The amount reported in this column was not reported as compensation for the 2011 fiscal year in the Summary Compensation Table.  Only the above-market earnings on nonqualified deferred compensation is required to be included, if applicable.

(2)
The amount reported in this column is not previously reported as compensation to the named executive officer in the Summary Compensation Table for previous years because (i) there was no executive or registrant contribution made to the Amended and Restated Kaiser Federal Bank 2005 Executive Nonqualified Retirement Plan during the 2011, 2010 and 2009 fiscal years, and (ii) there was no above-market earnings on nonqualified deferred compensation during such period.

Amended and Restated Kaiser Federal Bank 2005 Executive Non-Qualified Retirement Plan. Effective January 1, 2005, Kaiser Federal Bank adopted the Amended and Restated Kaiser Federal Bank 2005 Executive Nonqualified Retirement Plan for a select group of management and highly compensated employees.  Ms. Hoveland is currently the only participant in the plan.  The plan allows for a participant to elect to defer a portion of his or her base compensation into the plan.  In addition, Kaiser Federal Bank, in its sole discretion, may choose to make a matching contribution on behalf of the participant for the plan year.  All employer discretionary contributions vest at a rate of 20% per year, beginning with the participant’s completion of his or her second year of service, and will be fully vested upon completion of six years of service.  However, the participant’s employer discretionary contributions will fully vest in the event of the participant’s separation from service following the participant’s attainment of age 60, or due to disability or death.  All amounts contributed to the plan are credited to a bookkeeping account established on behalf of each participant.  The participant’s account balance will be credited with earnings based on the participant’s crediting rate.  The crediting rate will be determined based on the participant’s choice among the investment alternatives made available by Kaiser Federal Bank.  Upon the earlier of the participant’s separation from service, death or disability, the participant will be entitled to receive his or her vested account balance payable in a lump sum or annual installments over a period not to exceed 15 years.  In the event of a change in control of Kaiser Federal Bank, the participant’s vested account balance will be payable in a lump sum on the effective date of the change in control.

Tax-Qualified Benefit Plans

401(k) Plan. Kaiser Federal Bank maintains the Kaiser Federal Bank Employees’ Savings & Profit Sharing Plan, a tax-qualified defined contribution retirement plan, for all employees who have satisfied the 401(k) plan’s eligibility requirements.  All employees begin participation in the 401(k) plan in the first calendar quarter on or after the employee attains age 21.  However, a participant will not be eligible to receive any contributions from Kaiser Federal Bank until he or she has completed one year of service.

A participant may contribute up to 100% of his or her compensation to the 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code.  For 2010 calendar year, the maximum salary deferral contribution that can be made by a participant is $16,500, provided however that a participant over age 50 may contribute an additional $5,500 to the 401(k) plan.  In addition to salary deferral contributions, Kaiser Federal Bank will make a matching contribution equal to 50% of the first 10% of the compensation that is deferred by the participant during the plan year.  A participant is always 100% vested in his or her salary deferral contributions.  All employer contributions vest at a rate of 20% per year, beginning after the participant’s completion of his or her second year of service, such that the participant will be fully vested upon completion of six years of credited service.  However, a participant will immediately become 100% vested in the employer contributions upon his or her death, disability, or attainment of age 65 while employed with Kaiser Federal Bank.  Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement (age 65), early retirement (age 55 and ten years of vesting service), age 59½ (while employed with Kaiser Federal Bank), death, disability, or termination of employment.

Each participant has an individual account under the 401(k) plan and may direct the investment of his or her account among a variety of investment options or vehicles available, including the Kaiser Federal Financial Group, Inc. Stock Fund, which allows participants to invest in the common stock of Kaiser Federal Financial Group, Inc.

 Employee Stock Ownership Plan.   Kaiser Federal Bank maintains the Kaiser Federal Bank Employee Stock Ownership Plan.  Employees of Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank who have been credited with at least 1,000 hours of service during a twelve-month period are eligible to participate in the employee stock ownership plan.  As part of the initial public offering of K-Fed Bancorp, the employee stock ownership plan borrowed funds from K-Fed Bancorp to purchase 454,940 shares of common stock, which served as collateral for the loan.  The loan was scheduled to be repaid by Kaiser Federal Bank through discretionary contributions to the employee stock ownership plan over 10 years.    Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among the participants’ accounts as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the unallocated suspense account in an amount proportional to the repayment of the employee stock ownership plan loan will be allocated to each eligible participant’s plan account, based on the ratio of each participant’s compensation to the total compensation of all eligible participants.  Vested benefits will be payable generally upon the participants’ termination of employment, and will be paid in the form of common stock, or to the extent participants’ accounts contain cash, benefits will be paid in cash.  However, participants have the right to elect to receive their benefits entirely in the form of cash or common stock, or a combination of both.  Pursuant to FASB ASC Topic 718-40, we are required to record a compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account.

As a result of the second-step conversion, the shares of K-Fed Bancorp common stock held by the suspense account were converted to 122,731 shares of Kaiser Federal Financial Group, Inc. common stock, and all shares allocated to participants’ accounts were converted to shares of Kaiser Federal Financial Group, Inc. common stock pursuant to the 0.7194 exchange ratio.  In addition, the employee stock ownership plan purchased 382,500 shares of Kaiser Federal Financial Group, Inc. common stock issued in the second-step conversion offering.  The employee stock ownership plan funded its stock purchase with a loan from Kaiser Federal Financial Group, Inc. equal to the aggregate purchase price of the common stock.  This loan will be repaid principally through Kaiser Federal Bank’s contribution to the employee stock ownership plan and dividends payable on the common stock held by the employee stock ownership plan over the anticipated 12-year term of the loan.  The interest rate for the employee stock ownership plan loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering.  Thereafter, the interest rate adjusts annually.  The original loan from K-Fed Bancorp to the employee stock ownership plan in connection with the initial public offering was refinanced and rolled into the loan received by the employee stock ownership plan from Kaiser Federal Financial Group, Inc. in connection with the second-step conversion.

The trustee will hold the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released to the participants’ accounts as the loan is repaid, on a pro-rata basis.  The trustee will allocate the shares released among the participants’ accounts on the basis of each participant’s proportional share of eligible plan compensation relative to all participants’ proportional share of eligible plan compensation.

Potential Payments Upon Termination or Change in Control.  The following table sets forth estimates of the amounts that would be payable to the named executive officers upon the executive’s voluntary resignation, early retirement, normal retirement, involuntary termination or resignation for “good reason,” termination of employment for “cause,” termination following a change in control, death or disability, if such termination were effective as of June 30, 2011.  The table does not include vested or accrued benefits under tax-qualified benefit plans that are disclosed elsewhere in the annual report on Form 10-K.  The actual amounts to be paid upon any future termination can only be determined at the time of such actual separation.

	Voluntary Resignation		Early Retirement		Normal Retirement		Involuntary Termination or Resignation for “Good Reason”		Involuntary Termination for Cause		Termination after Change in Control		Disability		Death
Kay M. Hoveland
Employment Agreement	$	―	$	―	$	―		$364,000	$	―		$728,000	$	―	$	―
2004 Stock Option Plan (1)	$	―	$	―	$	―	$	―	$	―		$15,863		$15,863		$15,863
2004 Recognition and Retention Plan	$	―	$	―	$	―	$	―	$	―	$	―	$	―	$	―
Executive Nonqualified Retirement Plan (2)	$	―	$	―	$	―	$	―	$	―	$	―	$	―	$	―

Dustin Luton
Employment Agreement	$	―	$	―	$	―		$275,000	$	―		$682,916	$	―	$	―
2004 Stock Option Plan (3)	$	―	$	―	$	―	$	―	$	―		$12,851		$12,851		$12,851
2004 Recognition and Retention Plan (4)	$	―	$	―	$	―	$	―	$	―		$60,097		$60,097		$60,097

Jean M. Carandang
Employment Agreement	$	―	$	―	$	―		$180,000	$	―		$432,000	$	―	$	―
2004 Stock Option Plan (5)	$	―	$	―	$	―	$	―	$	―		$4,758		$4,758		$4,758
2004 Recognition and Retention Plan (6)	$	―	$	―	$	―	$	―	$	―		$77,813		$77,813		$77,813

Nancy J. Huber
Employment Agreement	$	―	$	―	$	―		$175,000	$	―		$420,000	$	―	$	―
2004 Stock Option Plan (7)	$	―	$	―	$	―	$	―	$	―		$9,518		$9,518		$9,518
2004 Recognition and Retention Plan(8)	$	―	$	―	$	―	$	―	$	―		$24,640		$24,640		$24,640

Jeanne R. Thompson
Employment Agreement	$	―	$	―	$	―		$155,000	$	―		$372,000	$	―	$	―
2004 Stock Option Plan (9)	$	―	$	―	$	―	$	―	$	―		$9,518		$9,518		$9,518
2004 Recognition and Retention Plan(10)	$	―	$	―	$	―	$	―	$	―		$24,640		$24,640		$24,640

(1)
This amount represents the difference between the fair market value and the exercise price of 10,791 stock option awards that become vested and exercisable as a result of Ms. Hoveland’s termination of employment following a change in control, death, or disability.  The fair market value of a share of Kaiser Federal Financial Group, Inc. common stock was $12.32 on June 30, 2011 and the exercise price of each option was $10.85.

(2)	Amounts payable under the Amended and Restated Kaiser Federal Bank 2005 Executive Nonqualified Retirement Plan are reflected above in the “Executive Compensation—Nonqualified Deferred Compensation.”
(3)
This amount represents the difference between the fair market value and the exercise price of 16,633 stock option awards that become vested and exercisable as a result of Mr. Luton’s termination of employment following a change in control, death, or disability.  The fair market value of a share of Kaiser Federal Financial Group, Inc. common stock was $12.32 on June 30, 2011 and the exercise price of 8,633 options were $10.85 and 8,000 options were $12.30.

(4)
This amount represents the fair market value of 4,878 shares of restricted stock that become vested as a result of Mr. Luton’s termination of employment following a change in control, death, or disability.  The fair market value of each share of Kaiser Federal Financial Group, Inc. common stock was $12.32 on June 30, 2011.

(5)
This amount represents the difference between the fair market value and the exercise price of 3,237 stock option awards that become vested and exercisable as a result of Ms. Carandang’s termination of employment following a change in control, death, or disability.  The fair market value of a share of Kaiser Federal Financial Group, Inc. common stock was $12.32 on June 30, 2011 and the exercise price of each option was $10.85.

(6)
This amount represents the fair market value of 6,316 shares of restricted stock that become vested as a result of Ms. Carandang’s termination of employment following a change in control, death, or disability.  The fair market value of each share of Kaiser Federal Financial Group, Inc. common stock was $12.32 on June 30, 2011.

(7)
This amount represents the difference between the fair market value and the exercise price of 6,475 stock option awards that become vested and exercisable as a result of Ms. Huber’s termination of employment following a change in control, death, or disability.  The fair market value of a share of Kaiser Federal Financial Group, Inc. common stock was $12.32 on June 30, 2011 and the exercise price of each option was $10.85.

(8)
This amount represents the fair market value of 2,000 shares of restricted stock that become vested as a result of Ms. Huber’s termination of employment following a change in control, death, or disability.  The fair market value of each share of Kaiser Federal Financial Group, Inc. common stock was $12.32 on June 30, 2011.

(9)
This amount represents the difference between the fair market value and the exercise price of 6,475 stock option awards that become vested and exercisable as a result of Ms. Thompson’s termination of employment following a change in control, death, or disability.  The fair market value of a share of Kaiser Federal Financial Group, Inc. common stock was $12.32 on June 30, 2011 and the exercise price of each option was $10.85.

(10)
This amount represents the fair market value of 2,000 shares of restricted stock that become vested as a result of Ms. Thompson’s termination of employment following a change in control, death, or disability.  The fair market value of each share of Kaiser Federal Financial Group, Inc. common stock was $12.32 on June 30, 2011.

Director Compensation

Set forth below is a summary of the compensation for each of our non-employee directors for the year ended June 30, 2011.  Director compensation paid to directors who also are named executive officers is reflected above in “Executive Compensation – Summary Compensation Table.”

Director Compensation (1)
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)(2)	Total ($)

James L. Breeden	67,500	—	—	—	67,500
Giovani O. Dacumos	28,500	12,300	—	—	40,800
Diana L. Peterson-More	27,000	12,300	—	—	39,300
Michael J. Sacher	32,000	—	—	785	32,785
Robert C. Steinbach	30,500	—	—	—	30,500
Laura G. Weisshar	27,000	—	—	560	27,560
Rita H. Zwern	27,500	—	—	—	27,500

(1)
As of June 30, 2011, the directors have the following outstanding equity awards: Mr. Breeden had 14,388 stock option awards.  Mr. Dacumos has 1,000 restricted stock awards. Ms. Peterson-More has 1,000 restricted stock awards. Mr. Sacher had 2,158 restricted stock awards and 14,388 stock option awards.  Mr. Steinbach had 17,265 stock option awards.  Ms. Weisshar had 1,439 restricted stock awards and 14,388 stock option awards.  Ms. Zwern had 17,265 stock option awards.

(2)
This amount represents dividends received in 2011 on unvested stock awards granted pursuant to the 2004 Recognition and Retention Plan.  For the year ended June 30, 2011, no director received perquisites or personal benefits which exceeded $10,000.

Members of the Board of Directors and the committees of Kaiser Federal Financial Group, Inc. do not receive separate compensation for their service on the Board of Directors or the committees of Kaiser Federal Bank.

For the year ended June 30, 2011, members of the Board of Directors of Kaiser Federal Bank received an annual stipend of $22,500. The Chairman of the Board of Directors and the Audit Committee Chair received an annual stipend of $25,000.  Each member of Kaiser Federal Bank’s committees received $500 per committee meeting.  The Board Chairman, Mr. Breeden, also received $500 per meeting for attending periodic credit committee and asset/liability management committee meetings and monthly internal asset review committee meetings which totaled $34,500 for fiscal 2011.  In addition, members of the Board of Directors are eligible to participate in the 2004 Stock Option Plan and the 2004 Recognition and Retention Plan.  Please see the descriptions of each plan set forth under “Executive Compensation – Benefit Plans” for further details.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

Set forth below is information, as of June 30, 2011, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	312,515	$16.89	88,150
Equity compensation plans not approved by stockholders	—	—	—
Total	312,515	$16.89	88,150

(1)	Consists of options granted to directors and employees to purchase stock under the 2004 K-Fed Bancorp Stock Option Plan.

Stock Ownership of Significant Stockholders, Directors and Executive Officers

The following table provides the beneficial ownership of our common stock held by our directors and executive officers individually and as a group as of September 9, 2011.  It also includes ownership of common stock by those persons or entities known by management to beneficially own more than five percent of the outstanding shares of common stock.  As of September 9, 2011, there were 9,605,154 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options to purchase shares of common stock held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of September 9, 2011, the Company’s directors and executive officers had options to purchase115,823 shares of common stock that were exercisable as of or within 60 days after that date.

Name (1)	Positions Held with Kaiser Federal Financial Group, Inc.	Shares of Common Stock Beneficially Owned (2) (3)		Percent of Class

	DIRECTORS
James L. Breeden	Chairman of the Board	37,721	(4)	*
Giovani O. Dacumos	Director	3,667	(5)	*
Diana L. Peterson-More	Director	2,241	(6)	*
Michael J. Sacher	Director	13,428	(7)	*
Robert C. Steinbach	Director	43,157	(8)	*
Laura G. Weisshar	Director	21,638	(9)	*
Rita H. Zwern	Director and Secretary	23,419	(10)	*
	EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Dustin Luton	President and Chief Executive Officer***	58,095	(11)	*
Jean M. Carandang	Chief Financial Officer***	15,283	(12)	*
Nancy J. Huber**	Chief Credit Officer	45,970	(13)	*
Jeanne R. Thompson**	Chief Administrative Officer	53,364	(14)	*

All directors and executive officers as a group (11 persons)		317,983		3.3%

Columbia Wanger Asset Management, LLC 2227 W. Monroe Street Suite 3000 Chicago, IL 60606(15)		782,103		8.14%
Principal Financial Group Inc Delaware Charter Guarantee and Trust Company dba Principal Trust Company 711 High Street Des Moines, IA 50392 (16)		711,179		7.40%
Castine Capital Management, LLC One International Place, Suite 2401 Boston, MA 02110(17)		704,700		7.34%
Bay Pond Partners, L.P. Wellington Hedge Management, LLC c/o Wellington Management, LLP 75 State Street Boston, Massachusetts 02109 (18)		626,244		6.52%

*	Less than 1%.
**	Ms Huber and Ms. Thompson are officers of Kaiser Federal Bank only.
***	Mr. Luton was appointed President and Chief Executive Officer and Ms. Carandang was appointed Chief Financial Officer of Kaiser Federal Financial Group, Inc. on July 1, 2011.
(1)	The mailing address for each person listed is 1359 North Grand Avenue, Covina, California 91724.
(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time with 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the names individuals effectively exercise sole or shared voting or investment power.

(3)
Includes the following amounts of unvested shares of restricted stock granted under the K-Fed Bancorp 2004 Recognition and Retention Plan: 1,000 for director Dacumos, 1,000 for director Peterson-More, 2,158 for director Sacher, 1,439 for director Weisshar, 4,878 for Mr. Luton, 6,316 for Ms. Carandang, 2,000 for Ms. Huber and 2,000 for Ms. Thompson.

(4)
Includes 1,896 shares of common stock held by Mr. Breeden’s spouse and 11,150 shares of common stock held in an IRA for Mr. Breeden.  Includes 5,755 stock options that have vested or will vest within 60 days after September 9, 2011.

(5)	Includes 800 shares of common stock held by Mr. Dacumos’ spouse.
(6)	Includes 1,241 shares held in an IRA for Ms. Peterson-More.
(7)	Includes 4,075 shares of common stock held in a trust for Mr. Sacher. Includes 5,756 stock options that have vested or will vest within 60 days after September 9, 2011.
(8)
Includes 10,791 shares of common stock held by Mr. Steinbach’s spouse and 1,000 shares held in a trust for Mr. Steinbach.  Includes 12,950 stock options that have vested or will vest within 60 days after September 9, 2011.

(9)	Includes 11,568 shares of common stock held in a living trust. Includes 7,194 stock options that have vested or will vest within 60 days after September 9, 2011.
(10)	Includes 10,469 shares of common stock held in a trust for Ms. Zwern. Includes 12,950 stock options that have vested or will vest within 60 days after September 9, 2011.
(11)
Includes 7,535 shares of common stock held in the Kaiser Bank employee stock ownership plan, 3,958 shares of common stock held in the Kaiser Federal Bank 401(k) Plan and 1,438 shares held in an IRA for Mr. Luton. Includes 28,776 stock options that have vested or will vest within 60 days after September 9, 2011.

(12)
Includes 2,787 shares of common stock held in Kaiser Federal Bank employee stock ownership plan and 1,144 shares of common stock held in the Kaiser Federal Bank 401(k) Plan. Includes 2,158 stock options that have vested or will vest within 60 days after September 9, 2011.

(13)
Includes 15,743 shares of common stock held in the Kaiser Federal Bank employee stock ownership plan. Includes 20,142 stock options that have invested or will vest within 60 days after September 9, 2011.

(14)
Includes 843 shares of common stock held by Ms. Thompson’s spouse, 6,042 shares of common stock held in a trust for Ms. Thompson, 13,615 shares of common stock held in the Kaiser Federal Bank employee stock ownership plan and 9,503 shares of common stock held in the Kaiser Federal Bank 401(k) Plan. Includes 20,142 stock options that have vested or will vest within 60 days after September 9, 2011.

(15)	Based on a Schedule 13G filed with the Securities and Exchange Commission on June 10, 2011, by Columbia Wanger Asset Management, LLC.
(16)
Based on a Schedule 13G filed with the Securities and Exchange Commission on June 9, 2011, by Principal Financial Group Inc. and Principal Trust Company as Trustee for the Kaiser Federal Bank Employee Stock Ownership Plan and the Kaiser Federal Bank Employees’ Savings & Profit Sharing Plan.

(17)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 4, 2011, by Castine Capital Management, LLC.
(18)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2011, by Bay Pond Partners, L.P. and Wellington Hedge Management, LLC who claimed shared voting and dispositive ownership over all shares reported.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the Nasdaq corporate governance listing standards. The Board of Directors has determined that directors Breeden, Dacumos, Peterson-More, Sacher, Steinbach, Weisshar and Zwern are each “independent” within the meaning of the Nasdaq corporate governance listing standards. There were no transactions between the members of the Board of Directors and the Company that we considered in determining the independence of a director, except those stated in “Transactions with Certain Related Persons.”  The Board of Directors has adopted a policy that the independent directors of the board shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.

Transactions With Certain Related Persons

In the ordinary course of business, Kaiser Federal Bank makes loans available to its directors, officers and employees.  These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to Kaiser Federal Bank. Management believes that these loans neither involve more than the normal risk of collectability nor present other unfavorable features.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director.  There are several exceptions to this general prohibition, one of which is applicable to our Company.  Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the Federal Deposit Insurance Corporation and is subject to the insider lending restrictions of the Federal Reserve Act.  All loans to the Company’s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.

Any transaction with a director is reviewed by and subject to approval of the members of the Board of Directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no less favorable than those that would be available to us from an unrelated party through an arms-length transaction.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm for the fiscal year ended June 30, 2011 was Crowe Horwath LLP. Our Audit Committee has approved the engagement of Crowe Horwath LLP to be our independent registered public accounting firm for the fiscal year ending June 30, 2012, subject to the ratification of the engagement by our stockholders. At the annual meeting, our stockholders will consider and vote on the ratification of the engagement of Crowe Horwath LLP for the fiscal year ending June 30, 2012.

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the fiscal years ended June 30, 2011 and June 30, 2010, respectively. The aggregate fees included in the audit fees category were fees billed for the fiscal years for the audit of our annual financial statements and the review of our quarterly financial statements. The aggregate fees included in each of the other categories were fees billed in the noted fiscal years.

	2011	2010

Audit Fees	$191,000	$187,500

Audit Related Fees	$49,898	$57,771

Tax Fees	$—	$26,050

All Other Fees	$29,231	$21,500

Audit Fees. Audit fees of $191,000 and $187,500 in the fiscal years ended June 30, 2011 and 2010, respectively, were for the audit of our consolidated financial statements. These audit fees included fees for the review of the financial statements included in our annual and quarterly reports filed with the Securities and Exchange Commission and the internal controls attestation required under regulations of the Securities and Exchange Commission.

Audit-Related Fees. Audit-related fees of $48,898 and $57,771 in the fiscal years ended June 30, 2011 and 2010, respectively, were for audit work performed in conjunction with the second step stock offering.

Tax Fees. Tax fees of $26,050 in the fiscal year ended June 30, 2010, were for services related to tax compliance and tax planning.

All Other Fees. Other fees of $29,231 and $21,500 in the fiscal years ended June 30, 2011 and 2010 were for the annual software license fee for management’s assessment of internal controls over financial reporting as well as the audit of Kaiser Federal Financial Group, Inc.’s 401(k) Plan.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm.

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax consulting and other compliance services rendered, is compatible with maintaining the independence of Crowe Horwath LLP. The Audit Committee concluded that performing such services does not affect the independence of Crowe Horwath LLP in performing its function as independent registered public accounting firm of Kaiser Federal Financial Group, Inc.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated pre-approval authority to its chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements:

See Part II – Item 8. Financial Statements and Supplementary Data

(b)	Exhibits:

	3.1	Articles of Incorporation of Kaiser Federal Financial Group, Inc.(1)
	3.2	Bylaws of Kaiser Federal Financial Group, Inc.(2)
	4.0	Form of Stock Certificate of K-Fed Bancorp(3)
	10.1	Registrant’s Employee Stock Ownership Plan(4)
	10.2	Amendments to the Kaiser Federal Bank Employee Stock Ownership Plan(5)
	10.3	Registrant’s 2004 Stock Option Plan, as amended(6)
	10.4	Registrant’s 2004 Recognition and Retention Plan(7)
	10.5	Amended and Restated Kaiser Federal Bank 2005 Executive Nonqualified Retirement Plan(8)
	10.6	Kaiser Federal Bank Annual Incentive Plan(9)
	10.7	Employment Agreement with Dustin Luton(10)
	10.8	Employment Agreement with Jean M. Carandang(11)
	10.9	Employment Agreement with Nancy J. Huber(12)
	10.10	Employment Agreement with Jeanne R. Thompson(13)
	21.0	Subsidiaries of the Registrant(14)
	23.1	Consent of Crowe Horwath LLP
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)
Filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed on May 28, 2010 with the Securities and Exchange Commission (Registration No.333-167179), and incorporated herein by reference.

(2)	Filed as exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed on May 28, 2010 with the Securities and Exchange Commission (Registration No.333-167179), and incorporated herein by reference.

(3)
Filed as exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed on May 28, 2010 with the Securities and Exchange Commission (Registration No.333-167179), and incorporated herein by reference.

(4)
Filed as exhibit 10.1 to K-Fed Bancorp’s Registration Statement on Form S-1, as amended, initially filed on December 9, 2003 with the Securities and Exchange Commission (Registration No.333-111029), and incorporated herein by reference.

(5)
Filed as exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed on May 28, 2010 with the Securities and Exchange Commission (Registration No.333-167179), and incorporated herein by reference.

(6)
Filed as exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed on May 28, 2010 with the Securities and Exchange Commission (Registration No.333-167179), and incorporated herein by reference.

(7)	Incorporated by reference to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on September 23, 2004.
(8)
Filed as exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed on May 28, 2010 with the Securities and Exchange Commission (Registration No.333-167179), and incorporated herein by reference.

(9)	Filed as exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2011 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.
(10)	Filed as exhibit 10.1 to the Registrant’s Form 8-K filed on July 6, 2011 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.
(11)	Filed as exhibit 10.3 to the Registrant’s Form 8-K filed on November 23, 2010 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.
(12)	Filed as exhibit 10.4 to the Registrant’s Form 8-K filed on November 23, 2010 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.
(13)	Filed as exhibit 10.5 to the Registrant’s Form 8-K filed on November 23, 2010 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.
(14)	Filed as exhibit 21.0 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed on May 28, 2010 with the Securities and Exchange Commission (Registration No.333-167179), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaiser Federal Financial Group, Inc.

Date: September 13, 2011	/s/ Dustin Luton
Dustin Luton President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 13, 2011	/s/ James L. Breeden
James L. Breeden
Director and Chairman of the Board

Date: September 13, 2011	/s/ Jean M. Carandang
Jean M. Carandang Chief Financial Officer Principal Financial and Accounting Officer

Date: September 13, 2011	/s/ Rita H. Zwern
Rita H. Zwern Director and Secretary

Date: September 13, 2011	/s/ Giovani O. Dacumos
Giovani O. Dacumos Director

Date: September 13, 2011	/s/ Diana L. Peterson-More
Diana L. Peterson-More Director

Date: September 13, 2011	/s/ Michael J. Sacher
Michael J. Sacher Director

Date: September 13, 2011	/s/ Robert C. Steinbach
Robert C. Steinbach Director

Date: September 13, 2011	/s/ Laura G. Weisshar
Laura G. Weisshar Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
KAISER FEDRAL FINANCIAL GROUP, INC. AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The management of Kaiser Federal Financial Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, has been audited by Crowe Horwath LLP, an independent registered public accounting firm. As stated in their report dated September 13, 2011, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. See “Report of Independent Registered Public Accounting Firm.”

/s/ Dustin Luton	/s/ Jean M. Carandang
Dustin Luton	Jean M. Carandang
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kaiser Federal Financial Group, Inc.
Covina, California

We have audited the accompanying consolidated statements of financial condition of Kaiser Federal Financial Group, Inc. successor to K-Fed Bancorp (“Company”) as of June 30, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2011.  We also have audited Kaiser Federal Financial Group, Inc.’s  internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Kaiser Federal Financial Group, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of internal control over financial reporting in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Federal Financial Group, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Kaiser Federal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Oak Brook, Illinois
September 13, 2011

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30, 2011	June 30, 2010
ASSETS
Cash and due from banks	$9,214	$7,785
Federal funds sold	80,440	31,775
Total cash and cash equivalents	89,654	39,560
Interest earning time deposits in other financial institutions	11,669	19,267
Securities available-for-sale, at fair value	16,038	2,290
Securities held-to-maturity, fair value of $2,299 and $3,866 at June 30, 2011 and June 30, 2010, respectively	2,202	3,751
Federal Home Loan Bank stock, at cost	10,334	12,179
Loans receivable, net of allowance for loan losses of $11,367 and $13,309 at June 30, 2011 and June 30, 2010, respectively	696,646	757,985
Accrued interest receivable	2,851	3,234
Premises and equipment, net	2,334	2,035
Goodwill	3,950	3,950
Bank-owned life insurance	12,856	12,372
Real estate owned (REO)	828	1,373
Other assets	7,077	8,806
Total assets	$856,439	$866,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$57,512	$53,022
Interest bearing	577,197	577,672
Total deposits	634,709	630,694
Federal Home Loan Bank advances, short-term	40,000	77,000
Federal Home Loan Bank advances, long-term	20,000	60,000
Accrued expenses and other liabilities	4,331	4,403
Total liabilities	699,040	772,097
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $0.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized; June 30, 2011 — 9,574,960 shares issued June 30, 2010 — 10,595,640 shares issued	96	147
Additional paid-in capital	100,599	59,513
Retained earnings	61,832	54,996
Accumulated other comprehensive income, net of tax	(21)	32
Unearned employee stock ownership plan (ESOP) shares	(5,107)	(1,706)
Treasury stock, at cost (June 30, 2011 — none ; June 30, 2010 — 1,034,670 shares)	—	(18,277)
Total stockholders’ equity	157,399	94,705
Total liabilities and stockholders’ equity	$856,439	$866,802

The accompanying notes are an integral part of these consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended June 30,
	2011	2010	2009
Interest income
Interest and fees on loans	$42,962	$44,136	$43,706
Interest on securities, taxable	278	351	606
Federal Home Loan Bank dividends	42	43	314
Other interest	304	484	547
Total interest income	43,586	45,014	45,173
Interest expense
Interest on deposits	9,188	10,795	12,975
Interest on borrowings	4,752	7,293	9,908
Total interest expense	13,940	18,088	22,883
Net interest income	29,646	26,926	22,290
Provision for loan losses	950	9,867	2,586
Net interest income after provision for loan losses	28,696	17,059	19,704
Noninterest income
Service charges and fees	1,687	2,194	2,227
ATM fees and charges	2,100	1,907	1,746
Referral commissions	297	307	309
Loss on equity investment	(114)	(247)	(249)
Bank-owned life insurance	485	488	476
Other noninterest income	23	40	40
Total noninterest income	4,478	4,689	4,549
Noninterest expense
Salaries and benefits	9,395	7,969	8,166
Occupancy and equipment	2,430	2,349	2,378
ATM expense	1,815	1,753	1,591
Advertising and promotional	333	385	425
Professional services	1,461	1,030	769
Federal deposit insurance premiums	981	1,034	1,031
Postage	275	273	280
Telephone	713	681	581
REO and foreclosure expense (gain)	491	(30)	16
Other operating expense	1,647	1,578	1,512
Total noninterest expense	19,541	17,022	16,749
Income before income tax expense	13,633	4,726	7,504
Income tax expense	4,880	1,386	2,755
Net income	$8,753	$3,340	$4,749

Earnings per common share:
Basic	$0.95	$0.35	$0.50
Diluted	$0.95	$0.35	$0.50

The accompanying notes are an integral part of these consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance, July 1, 2008		10,584,849	$147	$58,448	$50,635	$20	$(2,616)	(894,311)	$(16,306)	$90,328
Comprehensive income
Net income for the year ended June 30, 2009	$4,749	—	—	—	4,749	—	—	—	—	4,749
Other comprehensive income – unrealized gain on securities, net of tax	57	—	—	—	—	57	—	—	—	57
Total comprehensive income	$4,806
Dividends declared ($0.61 per share) *		—	—	—	(1,872)	—	—	—	—	(1,872)
Purchase of treasury stock		—	—	—	—	—	—	(130,008)	(1,845)	(1,845)
Stock options earned		—	—	350	—	—	—	—	—	350
Allocation of stock awards		—	—	408	—	—	—	—	—	408
Issuance of stock awards		10,791	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	(72)	—	—	455	—	—	383
Balance, June 30, 2009		10,595,640	$147	$59,134	$53,512	$77	$(2,161)	(1,024,319)	$(18,151)	$92,558
Comprehensive income
Net income for the year ended June 30, 2010	$3,340	—	—	—	3.340	—	—	—	—	3,340
Other comprehensive income (loss)– unrealized loss on securities, net of tax	(45)	—	—	—	—	(45)	—	—	—	(45)
Total comprehensive income	$3,295
Dividends declared ($0.61 per share) *		—	—	—	(1,856)	—	—	—	—	(1,856)
Purchase of treasury stock		—	—	—	—	—	—	(10,351)	(126)	(126)
Stock options earned		—	—	193	—	—	—	—	—	193
Allocation of stock awards		—	—	230	—	—	—	—	—	230
Allocation of ESOP common stock		—	—	(44)	—	—	455	—	—	411
Balance, June 30, 2010		10,595,640	$147	$59,513	$54,996	$32	$(1,706)	(1,034,670)	$(18,277)	$94,705
Comprehensive income
Net income for the year ended June 30, 2011	$8,753	—	—	—	8,753	—	—	—	—	8,753
Other comprehensive income (loss) – unrealized loss on securities, net of tax	(53)	—	—	—	—	(53)	—	—	—	(53)
Total comprehensive income	$8,700
Dividends declared ($0.31 per share) *		—	—	—	(1,917)	—	—	—	—	(1,917)
Items related to Conversion and stock offering:
Treasury stock retired pursuant to reorganization		(1,034,670)	(14)	(18,263)	—	—	—	1,034,670	18,277	—
Cancellation of K-Fed Mutual Holding Company shares and fractional shares		(6,377,010)	(101)	101	—	—	—	—	—	—
Proceeds from stock offering, net of expense of $4,665		6,375,000	64	59,021	—	—		—	—	59,085
Purchase of shares by ESOP pursuant to reorganization		—	—	—	—	—	(3,825)	—	—	(3,825)
Stock options earned		—	—	82	—	—	—	—	—	82
Allocation of stock awards		—	—	109	—	—	—	—	—	109
Issuance of stock awards		16,000	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	36	—	—	424	—	—	460
Balance, June 30, 2011		9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	—	$—	$157,399

** K-Fed Mutual Holding Company waived its receipt of dividends for the years ended June 30, 2010 and 2009, and for the quarter ended Sept 30, 2010 on the shares it owned

The accompanying notes are an integral part of these consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$8,753	$3,340	$4,749
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) Amortization of net premium on securities	8	(2)	8
(Accretion) Amortization of net premiums on loan purchases	(24)	(20)	31
Amortization (Accretion) of net loan origination fees	82	67	(31)
Loss (Gain) on sale of REO	160	(156)	—
REO direct write-down	163	50	—
Provision for loan losses	950	9,867	2,586
Federal Home Loan Bank stock (FHLB) dividend	—	—	(314)
Depreciation and amortization	733	770	853
Amortization of core deposit intangible	45	62	79
Loss on equity investment	114	247	249
Increase in cash surrender value of bank-owned life insurance	(485)	(488)	(476)
Accretion of debt exchange costs	—	(4)	(15)
Allocation of ESOP common stock	460	411	383
Allocation of stock awards	109	230	408
Stock options earned	82	193	350
Provision for deferred income taxes	937	(1,535)	(489)
Net change in accrued interest receivable	383	168	(124)
Net change in other assets	412	(3,256)	339
Net change in accrued expenses and other liabilities	(72)	61	456
Net cash provided by operating activities	12,810	10,005	9,042
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(15,316)	—	—
Proceeds from maturities and principal repayments of available-for-sale securities	1,472	1,874	4,397
Proceeds from maturities and principal repayments of held-to-maturity securities	1,547	1,775	1,976
Net change in interest earning time deposits with other financial institutions	7,598	6,241	(25,508)
Net change in loans	57,603	(23,521)	(9,219)
Proceeds from sale of real estate owned	3,209	1,735	2,574
Redemption of FHLB stock	1,845	470	205
Purchase of equity investment	—	—	(64)
Purchases of premises and equipment	(1,032)	(243)	(356)
Net cash provided (used in) investing activities	56,926	(11,669)	(25,995)
FINANCING ACTIVITIES
Repayment of FHLB advances	(77,000)	(70,000)	(28,000)
Dividends paid on common stock	(1,917)	(1,856)	(1,872)
Purchase of treasury stock	—	(126)	(1,845)
Net change in deposits	4,015	64,501	71,135
Net proceeds from stock offering	59,085	—	—
Purchase of shares by ESOP pursuant to reorganization	(3,825)	—	—
Repayment State of California time deposit	—	(25,000)	—
Net cash (used in) provided by financing activities	(19,642)	(32,481)	39,418
Net change in cash and cash equivalents	50,094	(34,145)	22,465
Cash and cash equivalents at beginning of year	39,560	73,705	51,240
Cash and cash equivalents at end of year	$89,654	$39,560	$73,705
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$13,984	$18,107	$22,914
Income taxes paid	4,850	2,557	3,060
SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate owned	$2,728	$2,497	$1,949

The accompanying notes are an integral part of these consolidated financial statements

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation and Basis of Presentation:  The financial statements of Kaiser Federal Financial Group, Inc. have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices followed by the financial services industry. The consolidated financial statements presented in this report include the accounts of Kaiser Federal Financial Group, Inc. and its wholly-owned subsidiary, Kaiser Federal Bank. All material intercompany balances and transactions have been eliminated in consolidation. Financial information presented in this report is derived in part from the consolidated financial statements of K-Fed Bancorp and subsidiary prior to November 19, 2010.

On November 19, 2010, the Company completed the conversion from a mutual holding company structure to a fully public stock holding company form of organization and related public offering. The Company sold a total of 6,375,000 shares of common stock in the offering at a purchase price of $10.00 per share.  The offering raised capital of $59.1 million, which is net of costs of $4.7 million.  Concurrent with the completion of the offering shares of K-Fed Bancorp common stock owned by public stockholders were exchanged for 0.7194 shares of the Company’s common stock.  All share and per share information in this report for periods prior to the conversion has been revised to reflect the 0.7194:1 conversion ratio on shares outstanding, including shares of K-Fed Bancorp held by the former mutual holding company that were not publically traded.

Use of Estimates in the Preparation of Consolidated Financial Statements: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate owned and financial instruments.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

Cash and Cash Equivalents: Cash and cash equivalents consist of vault and ATM cash, daily federal funds sold, demand deposits due from other banks, and other certificates of deposit that have an original maturity of less than ninety days. For purposes of the Consolidated Statements of Cash Flows, the Company reports net cash flows for customer loan and deposit transactions, as well as transactions involving interest earning time deposits in other financial institutions.

Interest Earning Time Deposits in Other Financial Institutions: Interest earning time deposits in other financial institutions consist of certificates of deposit with original maturities greater than ninety days and are carried at cost. The weighted average remaining maturity at June 30, 2011 was five months.  Accrued interest on these deposits at June 30, 2011 and 2010 was $5,000 and $14,000, respectively.

Securities:  Securities available-for-sale represent securities that may be sold prior to maturity. These securities are stated at fair value, and any unrealized net gains and losses are reported as a separate component of equity until realized, net of any tax effect. Securities for which the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts.  Premiums or discounts are recognized in interest income using the effective interest method over the estimated life of the investment. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Securities available-for-sale may be sold in response to changes in market interest rates, repayment rates, the need for liquidity, and changes in the availability and the yield on alternative investments. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

Federal Home Loan Bank Stock: The Bank, as a member of the Federal Home Loan Bank of San Francisco (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding mortgage loans or 4.7% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value. The Bank carries FHLB stock at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recoverability of the par value.  Cash and stock dividends are reported as income.

Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, and increased by net premiums (discounts) on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest method. Net premiums (discounts) on purchased loans are recognized in interest income as a yield adjustment over the estimated lives of the loan pools using the effective interest method. The estimated lives of these loan pools are re-evaluated periodically based on actual prepayments. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the estimated lives of the related loans.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

A loan is considered to be delinquent when payments have not been made according to the contractual terms, typically evidenced by non-payment of a monthly installment by the due date. Generally, accrual of interest on loans is discontinued when the loan becomes past due ninety days as to either principal or interest. All interest accrued, but not collected, for loans that are placed on non-accrual status or subsequently charged off is reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is reasonably assured, in which case the loan is returned to accrual status.

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, trends in classified assets, review of specific problem loans, peer data for certain portfolio segments, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The general valuation allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans.  Changes in risk evaluations of both performing and non-performing loans affect the amount of the allowance.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent six quarters.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in classified assets; levels of and trends in charge-offs and recoveries; trends in volume of loans by loan product; effects of changes in lending policy and practices; industry conditions and effects of concentrations in geographic regions and by third party servicers.  Income property loans are less seasoned, and therefore the Bank has not incurred material charge-off or delinquency.  For income property loans debt service coverage ratios, collateral values, seasoning and peer group data are analyzed.  The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, a specific valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loans for which terms have been modified in a manner resulting in a concession, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and classified as impaired.  Real estate loans are evaluated for impairment based on their past due status and are measured on an individual basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. TDRs are measured at the present value of estimated future cash flows using the loan’s original effective interest rate.  Collateral dependent TDRs are evaluated for impairment based on the fair value of the collateral, less estimated selling costs.  The amount of impairment and any subsequent changes are included in the allowance for loan losses.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans or one-to-four family loans that are not 90 days or more past due for impairment disclosures.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment: Leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization.  Buildings are depreciated using the straight-line method with a useful life of twenty-five years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is usually three to five years. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the terms of the related leases or their useful life, which is usually five to ten years.

Real Estate Owned:  Real estate acquired in settlement of loans (“REO”) consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than ninety days delinquent are processed for foreclosure. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at fair market value, less estimated selling costs. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan losses.  The fair value of the REO is generally based upon an independent third party appraisal and the REO balance is reduced for any subsequent declines in fair value and expensed.  Operating costs after acquisition are expensed as incurred.

Bank-Owned Life Insurance:  The Bank has purchased life insurance policies on certain key employees.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The regulatory agencies adopted a policy to restrict regulated thrift institutions from investing more than 25% of total capital in bank-owned life insurance.  At June 30, 2011 the Bank had 10.7% of total capital invested in bank-owned life insurance.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

Investment in Limited Liability Partnership:  The Company has an investment in an affordable housing fund totaling $1.1 million and $1.2 million at June 30, 2011 and 2010, respectively, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits and future tax benefits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

Goodwill:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  The Company utilizes March 31 as the date to perform the annual impairment test.

Long-Term Assets:  Premises and equipment, core deposit and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make or purchase loans. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for stock awards.  Compensation cost is recognized straight-line over the vesting period.

Income Taxes: The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California.  The Company is no longer subject to examination by taxing authorities for fiscal years before 2007.  The Company files consolidated income tax returns and allocates tax liabilities and benefits among subsidiaries pursuant to a tax sharing agreement.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  At June 30, 2011 and 2010 there were unrecognized tax benefits of $244,000 and $12,000, respectively.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

Employee Stock Ownership Plan (“ESOP”):  The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to service the debt.

Earnings per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation and had an immaterial impact on the calculation for the three years ended June 30, 2011.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale which are also recognized as separate components of equity, net of tax.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash:  The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of San Francisco, based on a percentage of deposits. The total of those reserve balances was $1.9 million and $1.5 million at June 30, 2011 and 2010, respectively.

Dividend Restrictions:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.  These restrictions pose no practical limit on the ability of the Bank or the Company to pay dividends at historical levels.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

Recent Accounting Pronouncements:

Adoption of New Accounting Standards

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

Effect of Newly Issued But Not Yet Effective Accounting Standards

In April 2011, the FASB amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider,” but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted.  The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Early adoption is permitted.  The adoption of this guidance on July 1, 2011 is not expected to have a material effect on the Company’s results of operations or financial position.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

In May 2011, the FASB issued an update to clarify Topic 820, Fair Value Measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The amendments in this update are to be applied prospectively.  This update is effective during interim and annual periods beginning after December 15, 2011.  Early application is not permitted.   The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2011, the FASB issued guidance on comprehensive income presentation.  The new guidance does not change what would be classified as other comprehensive income (“OCI”), rather, items classified as OCI will be moved to the income statement instead of the statement of stockholders’ equity.   Under this guidance, companies will have the option to present OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, companies will be required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income.   In the two-statement approach, the income statement will be followed immediately by the statement of OCI, closely followed by the amount for total comprehensive income.  This guidance is effective during interim and annual periods beginning after December 15, 2011.  This guidance will be applied retrospectively and early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements, however it will change the way the Company discloses OCI.

2.	INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
June 30, 2011
FHLB bond	$4,999	$1	$ ─	$4,998
Mortgage-backed (residential):
Freddie Mac	184	5	─	179
Collateralized mortgage obligations (residential):
Fannie Mae	5,115	─	(95)	5,210
Freddie Mac	5,740	54	─	5,686
Total	$16,038	$60	$(95)	$16,073

June 30, 2010
Mortgage-backed (residential):
Freddie Mac	$341	$9	$ ─	$332
Collateralized mortgage obligations (residential):
Freddie Mac	1,949	48	(3)	1,904
Total	$2,290	$57	$(3)	$2,236

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses		Fair Value
	(In thousands)
June 30, 2011
Mortgage-backed (residential)
Fannie Mae	$144	$3	$	─	$147
Freddie Mac	109	7		─	116
Ginnie Mae	52	1		─	53
Collateralized mortgage obligations (residential)
Fannie Mae	908	32		─	940
Freddie Mac	989	54		─	1043
Total	$2,202	$97	$	─	$2,299

June 30, 2010
Mortgage-backed (residential)
Fannie Mae	$162	$2	$	─	$164
Freddie Mac	131	5		─	136
Ginnie Mae	60	2		─	62
Collateralized mortgage obligations (residential)
Fannie Mae	1,352	34		─	1,386
Freddie Mac	2,046	79		(7)	2,118
Total	$3,751	$122		$(7)	$3,866

There were no sales of securities during the years ended June 30, 2011, 2010, and 2009.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at June 30, 2011.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The FHLB bond has a maturity date of April, 2014 and is callable quarterly with the next call date in July, 2011.

Accrued interest on securities at June 30, 2011 and June 30, 2010 was $64,000 and $24,000, respectively.

Securities pledged at June 30, 2011 and June 30, 2010 had a carrying amount of $89,000 and $100,000, respectively and were pledged to secure a line of credit with the Federal Reserve Bank of San Francisco.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

Securities with unrealized losses at June 30, 2011 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
	Value	Loss	Value		Loss		Value	Loss
	(In thousands)
June 30, 2011
Description of Securities
Collateralized mortgage obligations (residential)	$5,115	$(95)	$	─	$	─	$5,115	$(95)
Total temporarily impaired	$5,115	$(95)	$	─	$	─	$5,115	$(95)

June 30, 2010
Description of Securities
Collateralized mortgage obligations (residential)	$1,120	$(10)	$	─	$	─	$1,120	$(10)
Total temporarily impaired	$1,120	$(10)	$	─	$	─	$1,120	$(10)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company does not have the intent to sell these securities and it is not more than likely it will be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At June 30, 2011, one debt security had an unrealized loss of 0.5% of the Company’s amortized cost basis.  At June 30, 2010, two debt securities had unrealized losses of 0.2% of the Company’s amortized cost basis.  The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management does not have the intent to sell the debt securities prior to their anticipated recovery, which may be maturity, and it is not more than likely it will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

There were no investments in any one issuer in an amount greater than 10% of stockholders equity.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

3.	LOANS

The composition of loans consists of the following (in thousands):

	June 30,
	2011	2010
Real Estate:
One-to-four family residential, fixed rate	$229,449	$276,995
One-to-four family residential, variable rate	52,619	58,636
Multi-family residential, variable rate	287,808	278,397
Commercial real estate, variable rate	107,961	113,458
	677,837	727,486
Consumer:
Automobile	18,008	29,492
Other consumer loans, primarily unsecured	11,544	13,768
	29,552	43,260
Total loans	707,389	770,746
Deferred net loan origination costs	659	607
Net discounts on purchased loans	(35)	(59)
Allowance for loan losses	(11,367)	(13,309)
	$696,646	$757,985

Loans to executive officers, directors and their affiliates are as follows:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)
Balance, beginning of period	$1,021	$1,070	$915
Loan originations	30	—	197
Principal amortization and paydown	(240)	(49)	(42)
Balance, end of period	$811	$1,021	$1,070

The Company’s one-to-four family stated income mortgage loans totaled $62.6 million and $75.2 million at June 30, 2011 and 2010, respectively.  The Company’s one-to-four family interest-only mortgages loans totaled $33.2 million and $45.3 at June 30, 2011 and June 30, 2010, respectively.  Included in non-accrual loans at June 30, 2011 and 2010 was $10.4 million and $12.5 million in one-to-four family loans that are interest-only or stated income loans.  Stated income is defined as a borrower provided level of income, which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.  In 2005, the Bank began to underwrite interest-only loans assuming a fully amortizing monthly payment and loan qualification was based upon the fully indexed and amortized payment.  The Bank has no plans to increase the number of interest-only or stated income loans held in the loan portfolio or originate such loans and have not purchased such loans since 2007.

Purchased real estate loans serviced by others totaled $173.9 million and $215.3 million at June 30, 2011 and 2010, respectively.

Accrued interest receivable on loans totaled $2.8 million and $3.1 million at June 30, 2011 and 2010, respectively.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the
	Twelve months ended June 30, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Balance, beginning of period	$7,821	$3,643	$1,599	$185	$61	$13,309
Provision for loan losses	655	(217)	655	(174)	31	950
Recoveries	91	—	—	127	27	245
Loans charged off	(2,189)	(772)	—	(79)	(97)	(3,137)
Balance, end of period	$6,378	$2,654	$2,254	$59	$22	$11,367

	Allowance for loan losses for the
	Twelve months ended June 30, 2010
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Balance, beginning of period	$3,326	$515	$286	$342	$117	$4,586
Provision for loan losses	5,461	3,128	1,313	(38)	3	9,867
Recoveries	—	—	—	65	23	88
Loans charged off	(966)	—	—	(184)	(82)	(1,232)
Balance, end of period	$7,821	$3,643	$1,599	$185	$61	$13,309

	Allowance for loan losses for the
	Twelve months ended June 30, 2009
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Balance, beginning of period	$1,744	$407	$245	$716	$117	$3,229
Provision for loan losses	2,442	108	41	(136)	131	2,586
Recoveries	—	—	—	225	35	260
Loans charged off	(860)	—	—	(463)	(166)	(1,489)
Balance, end of period	$3,326	$515	$286	$342	$117	$4,586

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

At June 30, 2011, non-accrual loans totaled $26.4 million, compared to $31.5 million at June 30, 2010. At June 30, 2011 and June 30, 2010, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans are troubled debt restructurings of $12.9 million and $13.0 million at June 30, 2011 and June 30, 2010, respectively. Specific reserves on troubled debt restructurings were $2.5 million and $1.7 million at June 30, 2011 and June 30, 2010, respectively.  There were no further commitments to customers whose loans were troubled debt restructurings at June 30, 2011 and June 30, 2010.

The difference between the recorded investment and unpaid principal balance of loans relates to accrued interest, net deferred origination costs and net discounts on purchased loans each of which is immaterial to each loan class.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 (in thousands):

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,582	$1,107	$649	$—	$—	$5,338
Collectively evaluated for impairment	2,796	1,547	1,605	59	22	6,029
Total ending allowance balance	$6,378	$2,654	$2,254	$59	$22	$11,367

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Loans:
Individually evaluated for impairment	$18,385	$3,089	$4,917	$—	$—	$26,391
Collectively evaluated for impairment	263,683	284,719	103,044	18,008	11,544	680,998
Total ending loan balance	$282,068	$287,808	$107,961	$18,008	$11,544	$707,389

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

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

Individually impaired loans were as follows (in thousands):

	June 30,
	2011	2010
Loans with no allocated allowance	$4,216	$8,289
Loans with allocated allowance	22,175	26,120
	$26,391	$34,409

Total allowance for loan losses allocated	$5,338	$5,291

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 (in thousands):

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
One-to-four family	$2,931	$—
Multi-family residential	648	—
Commercial real estate	637	—

With an allowance recorded:
One-to-four family	15,454	3,582
Multi-family residential	2,442	1,107
Commercial real estate	4,279	649
Total	$26,391	$5,338

	Years Ended June 30
	2011	2010	2009
	(In thousands)
Monthly average of individually impaired loans during year	$28,826	$21,928	$5,974

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal.  Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.  For the years ended June 30, 2011, 2010 and 2009, income recorded on impaired loans totaled $1.0 million, $396,000, and $80,000, respectively.  Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

The following table presents nonaccrual loans by class of loans as of June 30, 2011 (in thousands):

Non-accrual

Non-accrual loans:
Real estate loans:
One-to-four family	$18,385
Multi-family residential	3,089
Commercial	4,917
Other loans:
Automobile	—
Other	5
Total non-accrual loans	$26,396

The following table presents the aging of past due loans as of June 30, 2011 by class of loans:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
			(In thousands)
Real estate loans:
One-to-four family	$2,737	$1,043	$6,583	$10,363	$271,705	$282,068
Multi-family	—	457	1,757	2,214	285,594	287,808
Commercial	—	—	637	637	107,324	107,961
Other loans:
Automobile	64	6	—	70	17,938	18,008
Other	5	3	5	13	11,531	11,544
Total loans	$2,806	$1,509	$8,982	$13,297	$694,092	$707,389

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

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

Loans not meeting the criteria as part of the above described process are considered to be Pass rated loans.  Pass rated loans are generally considered collectible by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.  Pass rated assets are not more than 59 days past due but are generally performing in accordance with the loan terms.   As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful
Real estate loans:
One-to-four family	$256,142	$3,958	$21,968	$—
Multi-family	280,723	1,439	5,646	—
Commercial	96,320	5,495	6,146	—
Other loans:
Automobile	17,582	134	271	21
Other	11,524	—	12	8
Total loans	$662,291	$11,026	$34,043	$29

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

4.	REAL ESTATE OWNED

Changes in real estate owned are summarized as follows (in thousands):

	June 30,
	2011	2010
Beginning of year	$1,373	$496
Transfers in	2,728	2,497
Capitalized improvements	259	9
Direct write-down	(163)	(50)
Sales	(3,369)	(1,579)
End of year	$828	$1,373

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	June 30,
	2011	2010	2009
Net (loss) gain on sales	$(160)	$156	$3
Direct write-down	(163)	(50)	─
Operating expenses, net of rental income	(171)	(77)	(22)
Total	$(494)	$29	$(19)

The Company has no valuation allowance or activity in the valuation allowance account during the years ended June 30, 2011, 2010 and 2009.

5.	CONCENTRATIONS

The Kaiser Permanente Medical Care Program employs a large percentage of the Bank’s account holders. Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  Although the Company has a diversified loan portfolio, all of the real estate loans are secured by properties located in California and many of the borrowers reside in California; therefore, credit performance depends on the economic stability of California.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

6.        PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	June 30,
	2011	2010
Building	$1,218	$1,218
Leasehold improvements	1,085	992
Furniture and equipment	6,333	5,394
	8,636	7,604
Accumulated depreciation and amortization	(6,302)	(5,569)
	$2,334	$2,035

Depreciation expense on premises and equipment totaled $733,000, $770,000, and $853,000 for the years ended June 30, 2011, 2010, and 2009, respectively.

The Company leases office space in eight buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time. Minimum rental payments under operating leases are as follows at June 30, 2011 (in thousands):

Years ended June 30,
2012	$877
2013	967
2014	1,007
2015	944
2016	647
Thereafter	1,824
$6,266

Rental expense, including property taxes and common area maintenance for the years ended June 30, 2011, 2010, and 2009 for all facilities leased under operating leases totaled $1.2 million, $1.1 million and $1.0 million, respectively.

7.	GOODWILL

The activity in goodwill is summarized as follows (in thousands):

	Year Ended June 30,
	2011	2010
Beginning of year	$3,950	$3,950
Acquired goodwill	─	─
Impairment	─	─
End of year	$3,950	$3,950

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

8.	DEPOSITS

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated (in thousands):

	June 30,
	2011	2010
Noninterest-bearing demand	$57,512	$53,022
Savings	133,891	131,693
Money market	131,958	120,719
Certificates of deposit	311,348	325,260
Total deposits	$634,709	$630,694

Deposits by maturity are summarized as follows (in thousands):

	June 30,
	2011	2010
No contractual maturity	$323,361	$305,434
0-1 year maturity	114,649	195,649
Over 1-2 year maturity	41,984	33,445
Over 2-3 year maturity	52,556	21,043
Over 3-4 year maturity	35,219	31,713
Over 4-5 year maturity	66,940	43,410
Total deposits	$634,709	$630,694

The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2011 and 2010 was $158.3 million and $155.7 million, respectively.

Interest expense by major category is summarized as follows (in thousands):

	Years Ended June 30
	2011	2010	2009
Savings	$467	$622	$1,091
Money market	851	1,078	1,761
Certificates of deposit	7,870	9,095	10,123
Total	$9,188	$10,795	$12,975

At June 30, 2011 and 2010, 30.7% and 27.3% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program.

Deposits from executive officers, directors, and their affiliates totaled $956,000 and $1.1 million at June 30, 2011 and June 30, 2010, respectively.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

9.	FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2011, the stated interest rates on the Bank’s advances from the FHLB ranged from 4.40% to 5.28% with a weighted average stated rate of 4.86%.  At June 30, 2010, the stated interest rates on the Bank’s advances from the FHLB ranged from 3.97% to 5.28%, with a weighted average stated rate of 4.59%.

The contractual maturities by year of the Bank’s FHLB advances are as follows (in thousands):

	June 30,
	2011		2010
Years ended June 30,
2011	$	─	$77,000
2012		40,000	40,000
2013		20,000	20,000
Total		$60,000	$137,000

The Bank’s advances from the FHLB are collateralized by certain real estate loans with an aggregate unpaid principal balance of $442.9 million and $547.1 million as of the most recent notification date for June 30, 2011 and 2010, respectively. At June 30, 2011 and 2010, the remaining amount available to borrow under this agreement was $300.3 million and $219.1 million, respectively. Each advance is payable at its maturity date.  At  June 30, 2011 and 2010,  the  Bank  had  a  $20.0 million  callable FHLB advance scheduled  to  mature  on June 28, 2012, which gives the FHLB the option to require repayment of the advance quarterly after June 28, 2009. FHLB advances are subject to a prepayment penalty if repaid before the maturity date.

The average balance of FHLB advances for the years ended June 30, 2011 and 2010 were $100.6 million and $157.8 million with average costs of 4.72% and 4.60%, respectively.

10.	OTHER BORROWINGS

In fiscal 2009 the Bank established a line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2011 $98.1 million of commercial real estate loans, $18.2 million of automobile loans, and $89,000 of investment securities were pledged as collateral.  At June 30, 2011 the available line of credit was $74.3 million.  The Bank has never drawn on this line of credit.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

11.	EMPLOYEE BENEFITS

401(k) Plan:  The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees’ wage reductions. The Company contributed $176,000, $141,000, and $148,000 respectively, to the plan for the years ended June 30, 2011, 2010, and 2009.

Deferred Compensation Plan:  The Company has an executive salary deferral program for the benefit of certain senior executives that have been designated to participate in the program. The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings. At June 30, 2011 and 2010 the Company has accrued a liability for executive deferrals of $1.2 million.  Expenses related to the plan are limited to interest expense on the deposit accounts in which these funds are invested, which was $30,000, $38,000, and $45,000 for years ended June 30, 2011, 2010, and 2009, respectively.

Incentive Plan:  The Company maintains an Annual Incentive Plan for key employees. Participants are awarded a percentage of their base salary for attaining certain personal performance goals. The compensation expense related to these plans for years ended June 30, 2011, 2010, and 2009 totaled $409,000, $122,000, and $279,000 respectively.

Postretirement Medical Benefits:  The Company provides postretirement medical benefits to eligible retired employees and their spouses.  The plan covers employees who were hired on or before May 31, 2005, have 20 or more years of service and retire after age 55.  The (benefit) expense related to this plan was $85,000, $(71,000), and $75,000 for the years ended June 30, 2011, 2010, and 2009, respectively.  The total postretirement obligation was $763,000 and $679,000 at June 30, 2011 and 2010, respectively.

12.	EMPLOYEE STOCK COMPENSATION

Recognition and Retention Plan (“RRP”): The Company’s RRP provides for the issuance of shares to directors, officers, and employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value at date of grant.  Compensation expense recognized was $109,000, $230,000, and $408,000 for the years ended June 30, 2011, 2010, and 2009, respectively. These shares vest over a five year period.  Pursuant to the Company’s 2004 RRP, 163,642 shares of the Company’s common stock may be awarded.  There were 26,791 restricted shares outstanding and the Company had an aggregate of 26,624 shares available for future issuance under the RRP at June 30, 2011.

A summary of changes in the Company’s RRP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value
RRP shares at July 1, 2010	16,546	$17.28
Granted	16,000	12.30
Vested	(5,755)	19.05
RRP shares at June 30, 2011	26,791	$13.92

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

As of June 30, 2011 and 2010, there was $316,000 and $229,000 of total unrecognized compensation cost related to nonvested shares under the plan.  The unrecognized compensation cost is expected to be recognized over a weighted average period of forty-seven months.  The total fair value of shares vested during the years ended June 30, 2011, 2010, and 2009 was $62,000, $268,000, and $234,000, respectively.

Stock Option Plan (“SOP”): The Company’s SOP provides for issue of options to directors, officers and employees.  Pursuant to the Company’s 2004 SOP, 409,105 shares of the Company’s common stock may be awarded.  The Company implemented the SOP to promote the long-term interest of the Company and its stockholders by providing an incentive to those key employees who contribute to the operational success of the Company.  The options become exercisable in equal installments over a five-year period beginning one year from the date of grant.  The options expire ten years from the date of grant and are subject to certain restrictions and limitations.  Compensation expense related to the SOP was $82,000, $193,000 and $350,000 for the years ended June 30, 2011, 2010, and 2009 and the total income tax benefit was $10,000, $17,000, and $40,000, respectively.

A summary of the activity in the stock option plan is presented below:

	June 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	326,887	$16.89
Granted	8,000	12.30
Exercised	─	─
Forfeited or expired	(22,372)	15.22
Outstanding at end of year	312,515	$16.89	5.32 years	$13
Fully vested and expected to vest	312,515	$16.89	5.32 years	$13
Options exercisable at end of year	227,899	$13.65	4.47 years	$5

Information related to the stock option plan during each year follows:

	June 30, 2011		June 30, 2010			June 30, 2009
Intrinsic value of stock options exercised	$	─	$	─	$	─
Cash received from options exercised		─		─		─
Tax benefit realized from option exercises		─		─		─
Weighted average fair value of stock options granted		$3.35	$	N/A		$1.34

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

There were 8,000 shares of stock options granted during the year ended June 30, 2011.  There were no stock options granted during the year ended June 30, 2010.  Stock options granted during the years ended June 30, 2011 and June 30, 2009 were computed using the Black-Scholes option pricing model to determine the fair value of options with the following assumptions as of the date of grant:

	June 30, 2011	June 30, 2010	June 30, 2009
Risk-free interest rate	1.49%	N/A	1.83%
Expected option life	7.00 years	N/A	7.00 years
Expected price volatility	31.49%	N/A	33.10%
Expected dividend yield	1.95%	N/A	5.62%

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the full vesting period of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and     therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company’s own stock volatility for the period since March 31, 2004, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options. At June 30, 2011 and June 30, 2010, the Company used a forfeiture rate of 0% due to the remaining recipient mix and their ability to hold the options until expiration.

At June 30, 2011 the Company had an aggregate of 88,150 options available for future issuance under the SOP.  As of June 30, 2011 there was $156,000 of unrecognized compensation cost related to nonvested stock options.  At June 30, 2011 the remaining cost was expected to be recognized over a weighted average period of 2.8 years.  Expense will vary based on actual forfeitures.

13.	EMPLOYEE STOCK OWNERSHIP PLAN

During 2004, the Bank implemented the Employee Stock Ownership Plan (“ESOP”), which covers substantially all of its employees. In connection with the second step stock offering on November 19, 2010 the Company issued 382,500 shares of common stock which were added to the 114,549 converted shares from the original ESOP for a total of 497,049 shares. The 497,049 shares of common stock are eligible for allocation under the ESOP in exchange for a twelve-year note in the amount of $5.6 million. The $5.6 million for the ESOP purchase was borrowed from the company with the ESOP shares being pledged as collateral for the loan.

The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid during the year. Principal and interest payments are scheduled to occur over a twelve-year period. Principal contributions to the ESOP were $435,000 $466,000, and $448,000 for the years ended June 30, 2011, 2010, and 2009, respectively.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

During the years ended June 30, 2011, 39,248 shares of stock with average fair values of $11.70 per share were committed to be released. During the years ended June 30, 2010 and 2009, 32,728 shares of stock with average fair values of $9.04, and $8.43, per share were committed to be released.  Compensation expense was $460,000, $411,000, and $383,000 for the years ended June 30, 2011, 2010, and 2009, respectively.  Shares held by the ESOP are as follows:

	June 30
	2011	2010
Allocated shares	31,066	204,553
Unearned shares	465,983	122,731
Total ESOP shares	497,049	327,284

Fair value of unearned shares (in thousands)	$5,741	$1,549

14.	INCOME TAXES

The components of income tax expense are as follows:

	June 30
	2011	2010	2009
	(In thousands)
Current
Federal	$3,213	$2,223	$2,327
State	730	698	917
	3,943	2,921	3,244

Deferred
Federal	743	(1,188)	(362)
State	194	(347)	(127)
	937	(1,535)	(489)
Income tax expense	$4,880	$1,386	$2,755

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income due to the following:

	June 30
	2011	2010	2009
	(In thousands)
Federal income tax at statutory rate	$4,635	$1,607	$2,551
State taxes, net of federal tax benefit	782	256	521
General business credit	(241)	(298)	(311)
Bank-owned life insurance	(156)	(166)	(162)
Stock options	20	51	119
RRP expenses	─	─	60
Other, net	(151)	(64)	(23)
Total	$4,880	$1,386	$2,755

Tax expense as a percentage of income before tax	35.8%	29.3%	36.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total net deferred tax assets are as follows:

	June 30
	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,329	$3,147
Accrued expenses	621	633
Accrued state income tax	344	305
RRP Plan	23	23
Net unrealized loss on securities available-for-sale	14	─
Premises and equipment	─	138
Other	394	376
Total deferred tax assets	3,725	4,622
Deferred tax liabilities:
Goodwill and other intangibles	(595)	(486)
Federal Home Loan Bank Stock dividends	(701)	(809)
Premises and equipment	(27)	─
Net unrealized gain on securities available-for-sale	─	(22)
Total deferred tax liabilities	(1,323)	(1,317)
Net deferred tax asset, included in other assets	$2,402	$3,305

There were no interest or penalties recorded in the income statement for the years ended June 30, 2011, 2010, and 2009.  The Company had approximately $1,000 and $0 accrued for the payment of interest and penalties related to unrecognized tax benefits and June 30, 2011, and 2010, respectively.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of June 30,
	2011	2010	2009
Balance, beginning of year	$12	$—	$—
Increases related to prior year tax positions	154	—	—
Increases related to current year tax positions	78	12	—
Balance, end of year	$244	$12	$—

The increase in the unrecognized tax benefits are primarily attributable to California tax incentives.  Of the total of $244,000 of unrecognized tax benefits $232,000, if recognized, would favorably impact the effective tax rate in future periods.  We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

15.	CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management’s opinion, as of June 30, 2011, is that the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2011 and 2010, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Adequacy Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011:
Total capital (to risk-weighted assets)	$122,492	21.87%	$44,814	8.00%	$56,017	10.00%
Tier 1 capital (to risk-weighted assets)	116,467	20.79	22,407	4.00	33,610	6.00
Tier 1 (core) capital (to adjusted tangible assets)	116,467	13.67	34,092	4.00	42,615	5.00

June 30, 2010:
Total capital (to risk-weighted assets)	$88,639	14.73%	$48,141	8.00%	$60,176	10.00%
Tier 1 capital (to risk-weighted assets)	81,111	13.48	24,070	4.00	36,106	6.00
Tier 1 (core) capital (to adjusted tangible assets)	81,111	9.42	34,425	4.00	43,031	5.00

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital (in thousands):

	June 30
	2011	2010
GAAP Equity	$119,685	$84,524
Goodwill and other intangibles (less deferred tax)	(3,258)	(3,413)
Accumulated loss (gains) on securities	40	—
Tier 1 Capital	116,467	81,111
General allowance for loan losses	6,025	7,528
Total regulatory capital	$122,492	$88,639

Regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding calendar years. However, an institution deemed to be in need of more than normal supervision may have its dividend authority restricted. The amount of retained earnings available for dividends was $14.6 million at June 30, 2011. Kaiser Federal Bank may pay dividends to Kaiser Federal Financial Group, Inc. in accordance with this general authority.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter.  Management believes that this test is met.

Kaiser Federal Financial Group, Inc. is not currently subject to prompt corrective action regulations.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  Recent regulation requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies.  There is a five-year transition period from July 21, 2010 before the capital requirements will apply to savings and loan holding companies.

16.	LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management’s opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.

At June 30, 2011 and 2010, there were $80.4 million and $31.8 million, respectively, in cash and cash equivalents with balances in excess of insured limits.

Outstanding mortgage loan commitments at June 30, 2011 and 2010 amounted to $2.2 million and $2.5 million, respectively.  There were no fixed rate loan commitments at June 30, 2011 and June 30, 2010.  As of June 30, 2011 and 2010, commitments were issued at a weighted average rate of 5.40% and 6.18%, respectively. There were no commitments to purchase mortgage loans at June 30, 2011 and 2010.

Available credit on home equity and unsecured lines of credit is summarized as follows (in thousands):

	June 30
	2011	2010
Home equity	$591	$650
Other consumer	1,485	1,647
	$2,076	$2,297

Commitments for home equity and unsecured lines of credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

17.	FAIR VALUE MEASUREMENTS

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the years ended June 30, 2011 and 2010.

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

Nonrecurring adjustments to certain real estate properties classified as real estate owned are measured at fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

As of June 30, 2011 and 2010, there were no liabilities measured at fair value.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

Assets measured at fair value on a recurring basis are summarized in the following tables:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2011:

Available-for-sale securities
FHLB bond	$4,999	$—	$4,999	$—
Mortgage-backed securities (residential)	$184	$—	$184	$—
Collateralized mortgage obligations (residential)	$10,855	$—	$10,855	$—

Assets at June 30, 2010:

Available-for-sale securities
Mortgage-backed securities (residential)	$341	$—	$341	$—
Collateralized mortgage obligations (residential)	$1,949	$—	$1,949	$—

The following financial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2011:

One-to-four family residential	$11,873	$—	$—	$11,873
Multi-family residential	1,334	—	—	1,334
Commercial real estate	3,630	—	—	3,630
Total Impaired loans	$16,837	$—	$—	$16,837

Assets at June 30, 2010

One-to-four family residential	$15,524	$—	$—	$15,524
Multi-family residential	2,655	—	—	2,655
Commercial real estate	2,650	—	—	2,650
Total Impaired loans	$20,829	$—	$—	$20,829

The following nonfinancial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2011
Real estate owned: one-to-four family residential	$828	$—	$—	$828

Assets at June 30, 2010
Real estate owned: one-to-four family residential	$429	$—	$—	$429

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $22.2 million at June 30, 2011 as compared to $26.1 million at June 30, 2010.  The fair value of collateral is calculated using a third party appraisal.  The valuation allowance for these loans was $5.3 million at June 30, 2011 as compared to $5.3 million at June 30, 2010.  An additional provision for loan losses of $3.1 million and $5.1 million was made for the year ended June 30, 2011 and June 30, 2010 relating to impaired loans.

Real estate owned is measured at fair value less estimated costs to sell at transfer.  If the fair value of the asset declines, a write-down is recorded through expense.  During the year ended June 30, 2011, the Company incurred a charge of $163,000 to reduce real estate owned to fair value.  During the year ended June 30, 2010, the Company incurred a charge of $50,000 to reduce real estate owned to fair value.

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

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value:

Investments

Estimated fair values for securities held-to-maturity are obtained from quoted market prices where available. Where quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

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

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

FHLB Advances

The fair values of the FHLB advances are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Other On-Balance Sheet Financial Instruments

Other on-balance sheet financial instruments include cash and cash equivalents, interest earning time deposits in other financial institutions, accrued interest receivable, FHLB stock and accrued expenses and other liabilities. The carrying value of each of these financial instruments is a reasonable estimation of fair value.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Off-Balance Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

The estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	June 30, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$89,654	$89,654	$39,560	$39,560
Interest earning time deposits in other financial institutions	11,669	11,669	19,267	19,267
Securities held-to-maturity	2,202	2,299	3,751	3,866
Federal Home Loan Bank Stock	10,334	NA	12,179	NA
Loans receivable, net	679,809	687,135	737,156	745,906
Accrued interest receivable	2,851	2,851	3,234	3,234
Financial liabilities:
Deposits	634,709	643,595	630,694	637,684
FHLB Advances	60,000	61,542	137,000	141,773

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

18.	EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	June 30
	2011	2010	2009
Basic
Net income	$8,753	$3,340	$4,749
Weighted average common shares outstanding	9,216,341	9,422,486	9,445,306
Basic earnings per share	$0.95	$0.35	$0.50
Diluted
Net income	$8,753	$3,340	$4,749
Weighted average common shares outstanding for basic earnings per common share	9,216,341	9,422,486	9,445,306
Add: Dilutive effects of stock options	121	—	—
Average shares and dilutive potential common shares	9,216,462	9,422,486	9,445,306
Diluted earnings per common share	$0.95	$0.35	$0.50

For the years ended June 30, 2011 and 2010 outstanding stock options to purchase 312,515 shares and 326,887 shares, respectively were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to nonforfeitable dividends.

RRP awards contain rights to nonforfeitable dividends and are considered participating securities.  RRP shares of 26,791, 16,546, and 38,689 are included in weighted average common shares outstanding for the years ended June 30, 2011, 2010, and 2009, respectively.

19.	OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income components and related taxes were as follows (in thousands):

	June 30
	2011	2010	2009
Net change unrealized holding (loss) gain on securities available-for-sale	$(89)	$(76)	$97
Tax effect	36	31	(40)
Other comprehensive (loss) income	$(53)	$(45)	$57

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

20.	CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth our Company’s unaudited results of operations for the four quarters of 2011 and 2010.

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(In thousands, except share data)
Year ended June 30, 2011
Interest income	$11,190	$11,200	$10,695	$10,501
Interest expense	4,078	3,628	3,159	3,075
Net interest income	7,112	7,572	7,536	7,426
Provision for loan losses	750	200	—	—
Noninterest income	1,100	1,115	1,158	1,105
Other noninterest expense	4,690	4,836	5,003	5,012
Income before income tax	2,772	3,651	3,691	3,519
Income tax expense	1,008	1,381	1,430	1,061
Net income	$1,764	$2,270	$2,261	$2,458
Basic and Diluted earnings per share	$0.19	$0.24	$0.25	$0.27

Year ended June 30, 2010
Interest income	$11,320	$11,217	$11,251	$11,226
Interest expense	5,130	4,455	4,341	4,162
Net interest income	6,190	6,762	6,910	7,064
Provision for loan losses	865	5,650	2,272	1,080
Noninterest income	1,200	1,193	1,115	1,181
Other noninterest expense	4,273	4,320	4,250	4,179
Income (loss) before income tax	2,252	(2,015)	1,503	2,986
Income tax expense (benefit)	842	(809)	394	959
Net income (loss)	$1,410	$(1,206)	$1,109	$2,027
Basic and Diluted earnings (loss) per share	$0.15	$(0.13)	$0.12	$0.21

The increase in the provision for loan losses for the three months ended December 31, 2010 and September 30, 2010 was primarily attributable to the significant increase in real estate loan delinquencies and troubled debt restructurings during the periods.  The increase in delinquencies and troubled debt restructurings was experienced primarily in one-to-four family residential mortgage loans as a result of the continued deterioration in the housing market, as well as declining general economic conditions and elevated unemployment levels.

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

21.  PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of Kaiser Federal Financial Group, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

	June 30 2011	June 30 2010
Assets
Cash and cash equivalents	$31,444	$5,448
Securities available for sale	948	2,290
ESOP Loan	5,321	1,921
Investment in bank subsidiary	119,685	84,524
Accrued income receivable	5	10
Other assets	2	519
	$157,405	$94,712
Liabilities & Stockholders’ Equity
Accrued expenses and other liabilities	$6	$7
Stockholders’ equity	157,399	94,705
	$157,405	$94,712

CONDENSED STATEMENTS OF INCOME

	June 30
	2011	2010	2009
Income
Interest on ESOP Loan	$138	$88	$107
Dividend from subsidiary	─	─	─
Interest on investment securities, taxable	79	160	305
Other interest and dividend income	43	16	15
Total income	260	264	427
Expenses
Other operating expenses	396	357	364
Total operating expenses	396	357	364
Income before income taxes and equity in undistributed earnings of bank subsidiary	(136)	(93)	63
Income taxes	(56)	(38)	26
Income before equity in undistributed earnings of bank subsidiary	(80)	(55)	37
Equity in undistributed earnings of bank subsidiary	8,833	3,395	4,712
Net income	$8,753	$3,340	$4,749

KASIER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

CONDENSED STATEMENTS OF CASH FLOWS

	June 30
	2011	2010	2009
Operating activities
Net income	$8,753	$3,340	$4,749
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(8,833)	(3,395)	(4,712)
Amortization of net premiums on investments	(2)	4	8
Net change in accrued income receivable	5	8	16
Net change in other assets	526	(517)	468
Net change in accrued expenses and other liabilities	(1)	(14)	10
Net cash provided by (used in) operating activities	448	(582)	539
Investing activities
Proceeds from maturities of available-for-sale investments	1,322	1,874	4,397
Net change in ESOP loan receivable	(3,400)	466	448
Net cash (used in) provided by investing activities	(2,078)	2,340	4,845

Financing activities
Dividends paid on common stock	(1,917)	(1,856)	(1,872)
Purchase of treasury stock	─	(126)	(1,845)
Capital Contribution to the bank	(29,542)
Net proceeds from stock offering	59,085
Net cash provided by (used in) financing activities	27,626	(1,982)	(3,717)

Net change in cash and cash equivalents	25,996	(224)	1,667
Cash and cash equivalents at beginning of year	5,448	5,672	4,005
Cash and cash equivalents at end of year	$31,444	$5,448	$5,672