Form 10-Q
period 2011-09-30
Kaiser Federal Financial Group, Inc.
filed 2011-11-08
CIK 1412109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value – 9,605,154 shares outstanding as of November 07, 2011.

Form 10-Q

KAISER FEDERAL FINANCIAL GROUP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2011	June 30, 2011
ASSETS
Cash and due from banks	$8,757	$9,214
Federal funds sold	101,905	80,440

Total cash and cash equivalents	110,662	89,654
Interest earning time deposits in other financial institutions	7,731	11,669
Securities available-for-sale, at fair value	36,513	16,038
Securities held-to-maturity, fair value of $2,082 and $2,299 at September 30, 2011 and June 30, 2011, respectively	2,004	2,202
Federal Home Loan Bank (FHLB) stock, at cost	9,874	10,334
Loans receivable, net of allowance for loan losses of $10,874 and $11,367 at September 30, 2011 and June 30, 2011, respectively	718,041	696,646
Accrued interest receivable	2,901	2,851
Premises and equipment, net	2,816	2,334
Goodwill	3,950	3,950
Bank-owned life insurance	12,977	12,856
Real estate owned (REO)	56	828
Other assets	7,149	7,077

Total assets	$914,674	$856,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$62,831	$57,512
Interest bearing	589,282	577,197

Total deposits	652,113	634,709
Federal Home Loan Bank advances, short-term	20,000	40,000
Federal Home Loan Bank advances, long-term	80,000	20,000
Accrued expenses and other liabilities	3,399	4,331

Total liabilities	755,512	699,040
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	0	0
Common stock, $0.01 par value; 100,000,000 authorized; September 30, 2011 — 9,605,154 shares issued June 30, 2011 — 9,574,960 shares issued	96	96
Additional paid-in capital	100,762	100,599
Retained earnings	63,337	61,832
Accumulated other comprehensive loss, net of tax	(30)	(21)
Unearned employee stock ownership plan (ESOP) shares	(5,003)	(5,107)

Total stockholders’ equity	159,162	157,399

Total liabilities and stockholders’ equity	$914,674	$856,439

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Interest income
Interest and fees on loans	$10,028	$11,031
Interest on securities, taxable	156	65
Federal Home Loan Bank dividends	7	14
Other interest	86	80

Total interest income	10,277	11,190

Interest expense
Interest on deposits	2,073	2,489
Interest on borrowings	794	1,589

Total interest expense	2,867	4,078

Net interest income	7,410	7,112
Provision for loan losses	0	750

Net interest income after provision for loan losses	7,410	6,362

Noninterest income
Service charges and fees	435	452
ATM fees and charges	533	504
Referral commissions	79	75
Loss on equity investment	(94)	(60)
Bank-owned life insurance	120	124
Other noninterest income	5	5

Total noninterest income	1,078	1,100

Noninterest expense
Salaries and benefits	2,662	2,233
Occupancy and equipment	676	585
ATM expense	490	451
Advertising and promotional	74	79
Professional services	499	256
Federal deposit insurance premiums	121	262
Postage	64	66
Telephone	187	175
REO and foreclosure (income) expense	(26)	183
Other operating expense	440	400

Total noninterest expense	5,187	4,690

Income before income tax expense	3,301	2,772
Income tax expense	1,248	1,008

Net income	$2,053	$1,764

Comprehensive income	$2,044	$1,774

Earnings per common share:
Basic	$0.22	$0.19
Diluted	$0.22	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands, except per share data)

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Total
		Shares	Amount
Balance July 1, 2011		9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	$157,399
Comprehensive income
Net income for the three months ended September 30, 2011	$2,053	0	0	0	2,053	0	0	2,053
Other comprehensive loss – unrealized loss on securities, net of tax	(9)	0	0	0	0	(9)	0	(9)

Total comprehensive income	$2,044

Dividends declared ($0.06 per share)		0	0	0	(548)	0	0	(548)
Stock options earned		0	0	17	0	0	0	17
Stock options exercised		7,194	0	78	0	0	0	78
Allocation of stock awards		0	0	46	0	0	0	46
Issuance of stock awards		25,000	0	0	0	0	0	0
Forfeiture of stock awards		(2,000)	0	0	0	0	0	0
Allocation of ESOP common stock		0	0	22	0	0	104	126

Balance September 30, 2011		9,605,154	$96	$100,762	$63,337	$(30)	$(5,003)	$159,162

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$2,053	$1,764
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (Accretion) of net premiums (discounts) on securities	78	(1)
Accretion of net premiums on loan purchases	(2)	(9)
Amortization of net loan origination costs	9	27
Provision for loan losses	0	750
Gain on sale of REO	(40)	(2)
REO direct write-down	0	126
Depreciation and amortization	200	173
Amortization of core deposit intangible	10	15
Loss on equity investment	94	60
Increase in cash surrender value of bank-owned life insurance	(120)	(124)
Allocation of ESOP common stock	126	95
Allocation of stock awards	46	27
Stock options earned	17	21
Net change in accrued interest receivable	(50)	189
Net change in other assets	(171)	(1,042)
Net change in accrued expenses and other liabilities	(932)	496

Net cash provided by operating activities	1,318	2,565

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(26,615)	0
Proceeds from maturities and principal repayments of available-for-sale securities	6,046	392
Proceeds from maturities and principal repayments of held-to-maturity securities	198	343
Net change in interest earning time deposits with other financial institutions	3,938	13,037
Purchase of loans	(35,432)	0
Net change in loans	13,741	12,954
Proceeds from sale of real estate owned	1,102	652
Redemption of FHLB stock	460	468
Purchases of premises and equipment	(682)	(189)

Net cash (used in) provided by investing activities	(37,244)	27,657

FINANCING ACTIVITIES
Proceeds from FHLB advances	60,000	0
Repayment of FHLB Advances	(20,000)	0
Dividends paid on common stock	(548)	(468)
Net change in deposits	17,404	9,290
Exercise of stock options	78	0

Net cash provided by financing activities	56,934	8,822

Net change in cash and cash equivalents	21,008	39,044
Cash and cash equivalents at beginning of period	89,654	39,560

Cash and cash equivalents at end of period	$110,662	$78,604

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$2,850	$4,063
Income taxes paid	1,229	650
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$289	$433

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

The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2012. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates in the Preparation of Consolidated Financial Statements: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate owned and financial instruments.

Adoption of New Accounting Standards:

In April 2011, the Financial Accounting Standard Board (“FASB”) amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (“TDR”). The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider”, but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance on July 1, 2011 did not have a material effect on the Company’s results of operations or financial position.

Newly Issued Accounting Standards:

In December 2010, the FASB issued an update to Topic 350, Intangibles – Goodwill and Other. Current guidance requires an entity to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of impairment loss, if any. Under the amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s result of operations or financial position.

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

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation and had an immaterial impact on the calculation for the three months ended September 30, 2011 and 2010. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

	Three months ended September 30,
	2011	2010
	(Dollars in thousands, except per share data)
Basic
Net income	$2,053	$1,764

Weighted average common shares outstanding	9,128,239	9,438,328
Basic earnings per share	$0.22	$0.19

Diluted
Net income	$2,053	$1,764

Weighted average common shares outstanding	9,128,239	9,438,328
Add: Dilutive effect of stock options	604	61

Average shares and dilutive potential common shares	9,128,843	9,438,389

Diluted earnings per share	$0.22	$0.19

For the three months ended September 30, 2011 and 2010 outstanding stock options to purchase 294,530 and 325,816 shares were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to nonforfeitable dividends.

The Recognition and Retention Plan (“RRP”) awards contain rights to nonforfeitable dividends and are considered participating securities. RRP shares of 49,791 and 16,546 are included in weighted average common shares outstanding for the three months ended September 30, 2011 and 2010, respectively.

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three months ended September 30, 2011 and 2010.

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

As of September 30, 2011 and June 30, 2011, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following table (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2011:
Available-for-sale securities
Mortgage-backed securities (residential)	$16,144	$0	$16,144	$0
Collateralized mortgage obligations (residential)	20,369	0	20,369	0

Total available-for-sale securities	$36,513	$0	$36,513	$0

Assets at June 30, 2011:
Available-for-sale securities
FHLB Bond	$4,999	$0	$4,999	$0
Mortgage-backed securities (residential)	184	0	184	0
Collateralized mortgage obligations (residential)	10,855	0	10,855	0

Total available-for-sale securities	$16,038	$0	$16,038	$0

The following financial assets were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2011:
Impaired loans
One-to-four family residential	$11,699	$0	$0	$11,699
Multi-family residential	1,766	0	0	1,766
Commercial real estate	1,288	0	0	1,288

Total impaired loans	$14,753	$0	$0	$14,753

Assets at June 30, 2011
Impaired loans
One-to-four family residential	$11,873	$0	$0	$11,873
Multi-family residential	1,334	0	0	1,334
Commercial real estate	3,630	0	0	3,630

Total impaired loans	$16,837	$0	$0	$16,837

The following nonfinancial assets were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2011:
Real estate owned: one-to-four family residential	$56	$0	$0	$56

Assets at June 30, 2011:
Real estate owned: one-to-four family residential	$828	$0	$0	$828

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans, or alternatively, based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of collateral is calculated using an independent third party appraisal. Impaired loans measured at fair value had a principal balance of $19.6 million at September 30, 2011 as compared to $22.2 million at June 30, 2011. The valuation allowance for these loans was $4.9 million at September 30, 2011 as compared to $5.3 million at June 30, 2011. An additional provision for loan losses of $166,000 and $828,000 was made for the three months ended September 30, 2011 and September 30, 2010 related to impaired loans, respectively.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three months ended September 30, 2011, the Company did not incur a charge to reduce real estate owned to fair value. During the three months ended September 30, 2010, the Company incurred a charge of $126,000 to reduce real estate owned to fair value.

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

The estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	September 30, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$110,662	$110,662	$89,654	$89,654
Interest earning time deposits in other financial institutions	7,731	7,731	11,669	11,669
Securities held-to-maturity	2,004	2,082	2,202	2,299
Federal Home Loan Bank Stock	9,874	NA	10,334	NA
Loans receivable, net	703,288	713,227	679,809	687,135
Accrued interest receivable	2,901	2,901	2,851	2,851
Financial liabilities:
Deposits	652,113	662,363	634,709	643,595
FHLB Advances	100,000	102,360	60,000	61,542

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
September 30, 2011
Mortgage-backed (residential):
Fannie Mae	$9,298	$0	$(31)	$9,329
Freddie Mac	6,846	3	(31)	6,874
Collateralized mortgage obligations (residential):
Fannie Mae	10,020	0	(53)	10,073
Freddie Mac	10,349	79	(17)	10,287

Total	$36,513	$82	$(132)	$36,563

June 30, 2011
FHLB Bond	$4,999	$1	$0	$4,998
Mortgage-backed (residential):
Freddie Mac	184	5	0	179
Collateralized mortgage obligations (residential):
Fannie Mae	5,115	0	(95)	5,210
Freddie Mac	5,740	54	0	5,686

Total	$16,038	$60	$(95)	$16,073

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2011
Mortgage-backed (residential)
Fannie Mae	$141	$3	$0	$144
Freddie Mac	103	6	0	109
Ginnie Mae	49	2	0	51
Collateralized mortgage obligations (residential)
Fannie Mae	828	27	0	855
Freddie Mac	883	40	0	923

Total	$2,004	$78	$0	$2,082

June 30, 2011
Mortgage-backed (residential)
Fannie Mae	$144	$3	$0	$147
Freddie Mac	109	7	0	116
Ginnie Mae	52	1	0	53
Collateralized mortgage obligations (residential)
Fannie Mae	908	32	0	940
Freddie Mac	989	54	0	1,043

Total	$2,202	$97	$0	$2,299

There were no sales of securities during the three months ended September 30, 2011 or September 30, 2010.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at September 30, 2011. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. The FHLB bond with a maturity date of April, 2014 was called during July 2011.

Securities with unrealized losses at September 30, 2011 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2011
Description of Securities
Mortgage-backed (residential)	$15,992	$(62)	$0	$0	$15,992	$(62)
Collateralized mortgage obligations (residential)	14,980	(70)	0	0	14,980	(70)

Total temporarily impaired	$30,972	$(132)	$0	$0	$30,972	$(132)

June 30, 2011
Description of Securities
Collateralized mortgage obligations (residential)	$5,115	$(95)	$0	$0	$5,115	$(95)

Total temporarily impaired	$5,115	$(95)	$0	$0	$5,115	$(95)

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

At September 30, 2011, seven debt securities had an aggregate unrealized loss of 0.3% of the Company’s amortized cost basis. At June 30, 2011, one debt security had an unrealized loss of 0.5% of the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more than likely it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of September 30, 2011 and June 30, 2011.

There were no investments in any one issuer in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans

The composition of loans consists of the following (in thousands):

	September 30, 2011	June 30, 2011
Real Estate:
One-to-four family residential, fixed rate	$226,569	$229,449
One-to-four family residential, variable rate	80,844	52,619
Multi-family residential, variable rate	288,669	287,808
Commercial real estate, variable rate	104,064	107,961

	700,146	677,837

Consumer:
Automobile	16,841	18,008
Other consumer loans, primarily unsecured	10,627	11,544

	27,468	29,552

Total loans	727,614	707,389
Deferred net loan origination costs	600	659
Net premium (discounts) on purchased loans	701	(35)
Allowance for loan losses	(10,874)	(11,367)

	$718,041	$696,646

During the quarter ended September 30, 2011, the Bank purchased $34.7 million newly originated adjustable rate one-to-four family loans at a premium of 102.12%, or $734,000. The purchased loans carried a weighted average interest rate of 4.32% net of servicing fees of 25 basis points and are serviced by an outside servicer. Each loan was underwritten in accordance with the Bank’s underwriting standards and met the Bank’s residential underwriting requirements. The loans purchased were current at the time of purchase.

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the Three months ended September 30, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Balance, beginning of period	$6,378	$2,654	$2,254	$59	$22	$11,367
Provision for loan losses	321	335	(637)	(19)	0	0
Recoveries	102	0	0	23	15	140
Loans charged off	(396)	(223)	0	0	(14)	(633)

Balance, end of period	$6,405	$2,766	$1,617	$63	$23	$10,874

	Allowance for loan losses for the Three months ended September 30, 2010
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Balance, beginning of period	$7,821	$3,643	$1,599	$185	$61	$13,309
Provision for loan losses	(18)	812	(40)	(24)	20	750
Recoveries	0	0	0	25	10	35
Loans charged off	(538)	(772)	0	(19)	(73)	(1,402)

Balance, end of period	$7,265	$3,683	$1,559	$167	$18	$12,692

At September 30, 2011, non-accrual loans totaled $26.8 million, compared to $26.4 million at June 30, 2011. At September 30, 2011 and June 30, 2011, there were no loans past due more than 90 days and still accruing interest. The difference between the recorded investment and unpaid principal balance of loans relates to accrued interest, net deferred origination costs and net premiums and discounts on purchased loans each of which is immaterial to each loan class.

There was no provision for loan losses for the three months ended September 30, 2011 as compared to $750,000 for the three months ended September 30, 2010. While the net provision for loan losses was zero for the three months ended September 30, 2011, it was comprised of a $321,000 provision on one-to-four family loans, a $335,000 provision on multi-family loans, a $637,000 reduction in provision on commercial real estate loans and a $19,000 reduction in provision on automobile loans. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of commercial real estate loans collectively evaluated for impairment and a reduction in the specific valuation allowance on commercial real estate loans that were impaired.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and June 30, 2011 (in thousands):

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
September 30, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,525	$1,041	$318	$0	$0	$4,884
Collectively evaluated for impairment	2,880	1,725	1,299	63	23	5,990

Total ending allowance balance	$6,405	$2,766	$1,617	$63	$23	$10,874

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Loans:
Individually evaluated for impairment	$18,472	$3,455	$4,908	$0	$0	$26,835
Collectively evaluated for impairment	288,941	285,214	99,156	16,841	10,627	700,779

Total ending loan balance	$307,413	$288,669	$104,064	$16,841	$10,627	$727,614

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
June 30, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,582	$1,107	$649	$0	$0	$5,338
Collectively evaluated for impairment	2,796	1,547	1,605	59	22	6,029

Total ending allowance balance	$6,378	$2,654	$2,254	$59	$22	$11,367

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Other	Total
Loans:
Individually evaluated for impairment	$18,385	$3,089	$4,917	$0	$0	$26,391
Collectively evaluated for impairment	263,683	284,719	103,044	18,008	11,544	680,998

Total ending loan balance	$282,068	$287,808	$107,961	$18,008	$11,544	$707,389

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. When it is determined that a loss is probable, a specific valuation allowance is established and included in the allowance for loan losses. The amount of impairment is determined by the difference between the recorded investment in the loan and the present value of expected cash flows, or estimated net realizable value of the underlying collateral on collateral dependent loans.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and June 30, 2011 (in thousands):

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
September 30, 2011
With no related allowance recorded:
One-to-four family	$3,248	$0
Multi-family residential	648	0
Commercial real estate	3,302	0

	7,198	0
With an allowance recorded:
One-to-four family	15,224	3,525
Multi-family residential	2,807	1,041
Commercial real estate	1,606	318

	19,637	4,884

Total	$26,835	$4,884

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
June 30, 2011
With no related allowance recorded:
One-to-four family	$2,931	$0
Multi-family residential	648	0
Commercial real estate	637	0

	4,216	0
With an allowance recorded:
One-to-four family	15,454	3,582
Multi-family residential	2,442	1,107
Commercial real estate	4,279	649

	22,175	5,338

Total	$26,391	$5,338

	Three months ended September 30,
	2011	2010
Monthly average of individually impaired loans during the period	$26,613	$30,798

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current. For the three months ended September 30, 2011, income recorded on impaired loans totaled $280,000. For the three months ended September 30, 2010, income recorded on impaired loans totaled $200,000. Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

The following table presents nonaccrual loans by class of loans (in thousands):

	September 30, 2011	June 30, 2011
Non-accrual loans:
Real estate loans:
One-to-four family	$18,472	$18,385
Multi-family residential	3,455	3,089
Commercial	4,908	4,917
Other loans:
Automobile	8	0
Other	0	5

Total non-accrual loans	$26,843	$26,396

The following tables present the aging of past due loans by class of loans (in thousands):

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
September 30, 2011
Real estate loans:
One-to-four family	$2,030	$379	$8,291	$10,700	$296,713	$307,413
Multi-family	823	0	1,757	2,580	286,089	288,669
Commercial	0	0	637	637	103,427	104,064
Other loans:
Automobile	16	19	8	43	16,798	16,841
Other	4	1	0	5	10,622	10,627

Total loans	$2,873	$399	$10,693	$13,965	$713,649	$727,614

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
June 30, 2011
Real estate loans:
One-to-four family	$2,737	$1,043	$6,583	$10,363	$271,705	$282,068
Multi-family	0	457	1,757	2,214	285,594	287,808
Commercial	0	0	637	637	107,324	107,961
Other loans:
Automobile	64	6	0	70	17,938	18,008
Other	5	3	5	13	11,531	11,544

Total loans	$2,806	$1,509	$8,982	$13,297	$694,092	$707,389

Troubled Debt Restructurings:

Troubled debt restructurings of $12.4 million and $12.9 million at September 30, 2011 and June 30, 2011, respectively, are included in the non-accrual loans. The Bank has allocated $2.0 million and $2.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and June 30, 2011, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at September 30, 2011 and June 30, 2011.

In the past, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There was no loan modification that met the definition of troubled debt restructuring during the three months ended September 30, 2011. Additionally, we have not experienced payment default on existing trouble debt restructurings during the three months ended September 30, 2011.

A loan is considered to be in payment default once it passes the payment grace period under the modified terms.

The terms of certain other loans were modified during the period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. There were eleven loans with a total recorded investment as of September 30, 2011 of $5.0 million. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

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

As of September 30, 2011 and June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss
September 30, 2011
Real estate loans:
One-to-four family	$279,784	$6,183	$21,446	$0	$0
Multi-family	280,013	2,792	5,864	0	0
Commercial	90,643	4,966	8,455	0	0
Other loans:
Automobile	16,484	121	197	31	8
Other	10,616	0	8	2	1

Total loans	$677,540	$14,062	$35,970	$33	$9

	Pass	Special Mention	Substandard	Doubtful	Loss
June 30, 2011
Real estate loans:
One-to-four family	$256,142	$3,958	$21,968	$0	$0
Multi-family	280,723	1,439	5,646	0	0
Commercial	96,320	5,495	6,146	0	0
Other loans:
Automobile	17,582	134	271	21	0
Other	11,519	0	12	8	5

Total loans	$662,286	$11,026	$34,043	$29	$5

Note 6 – Real Estate Owned

Changes in real estate owned are summarized as follows (in thousands):

	September 30, 2011	June 30, 2011
Beginning of period	$828	$1,373
Transfers in	289	2,728
Capitalized improvements	1	259
Direct write-down	0	(163)
Sales	(1,062)	(3,369)

End of period	$56	$828

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	September 30, 2011	September 30, 2010
Net gain on sales	$40	$2
Direct write-down	0	(126)
Operating expenses, net of rental income	(14)	(59)

Total	$26	$(183)

The Company has no valuation allowance or activity in the valuation allowance account for the periods ended September 30, 2011 and September 30, 2010.

Note 7 – Federal Home Loan Bank Advances

FHLB advances were $100.0 million and $60.0 million at September 30, 2011 and June 30, 2011, respectively. At September 30, 2011, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 4.93% with a weighted average stated rate of 2.85%. At June 30, 2011, the stated interest rates on the Bank’s advances from the FHLB ranged from 4.40% to 5.28%, with a weighted average stated rate of 4.86%.

The contractual maturities of the Bank’s FHLB advances are as follows (in thousands):

	September 30,	June 30,
	2011	2011
Periods ended September 30,
2012	$20,000	$40,000
2013	20,000	20,000
2014	20,000	0
2015	0	0
2016 and thereafter	40,000	0

Total	$100,000	$60,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Market Area

Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. Economic conditions remain weak both nationally and in our market area of California. We continue to experience a downward trend on home prices and California in particular has experienced significant declines in real estate values. In addition, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California were 11.9% in September 2011 as compared to 11.8% in June 2011. This compares to the national unemployment rate of 9.1% in September 2011 and 9.2% in June 2011.

Comparison of Financial Condition at September 30, 2011 and June 30, 2011.

Assets. Total assets increased $58.3 million, or 6.8% to $914.7 million at September 30, 2011 from $856.4 million at June 30, 2011. The increase primarily reflected growth in cash and cash equivalents, securities available-for-sale and loans receivable. The increase in assets was funded with Federal Home Loan Bank (“FHLB”) advances and increased deposits.

Cash and cash equivalents increased by $21.0 million, or 23.4% to $110.7 million at September 30, 2011 from $89.7 million at June 30, 2011. The increase was primarily due to an increase in FHLB advances and deposits partially offset by purchases of securities and loans. Cash and cash equivalents remain at historically elevated levels as we continue deploying capital received from the second-step stock offering. We expect to leverage our capital with additional investment purchases and loan originations and purchases.

Securities available-for-sale increased by $20.5 million, or 127.7%, to $36.5 million at September 30, 2011 from $16.0 million at June 30, 2011 due to the purchase of $26.6 million in securities, offset by $6.1 million in maturities, principal repayments, and amortization on our FHLB bond, mortgage-backed securities and collateralized mortgage obligations. At September 30, 2011, the purchased securities include four agency mortgage backed securities with a fair value of $16.0 million in the aggregate and carry a weighted average yield of 2.41%, and two agency collateralized mortgage obligations with a fair value of $10.2 million in the aggregate and carry a weighted average yield of 1.50%. The purchased investments were funded with FHLB advances.

Our net loan portfolio increased by $21.4 million, or 3.1% to $718.0 million at September 30, 2011 from $696.6 million at June 30, 2011 due primarily to the purchase of adjustable rate one-to-four family loans in the amount of $35.4 million partially offset by loan payoffs and maturities. The Bank purchased $34.7 million newly originated adjustable rate one-to-four family loans at a premium of 102.12%, or $734,000. The purchased loans carried a weighted average interest rate of 4.32% net of servicing fees of 25 basis points and are serviced by an outside servicer. This servicer currently serves loans on our behalf. This servicer has a track record with us and we believe they will continue to meet our internal servicing standards. Each loan was underwritten in accordance with the Bank’s underwriting standards and met the Bank’s residential underwriting requirements. The loans purchased were current at the time of purchase and are not sub-prime loans. One-to-four family real estate loans increased $25.3 million, or 9.0% to $307.4 million at September 30, 2011 from $282.1 million at June 30, 2011. Multi-family loans increased $861,000, or 3.1% to $288.7 million at September 30, 2011 from $287.8 million at June 30, 2011. Commercial real estate loans decreased $3.9 million or 3.6% to $104.1 million at September 30, 2011 from $108.0 million at June 30, 2011. Other loans which are comprised primarily of automobile loans decreased $2.1 million, or 7.1% to $27.5 million at September 30, 2011 from $29.6 million at June 30, 2011. Real estate loans comprised 96.2% of the total loan portfolio at September 30, 2011, compared with 95.8% at June 30, 2011.

Deposits. Total deposits increased $17.4 million, or 2.7% to $652.1 million at September 30, 2011 from $634.7 million at June 30, 2011. The growth was comprised of increases of $5.3 million in noninterest bearing deposits and $12.1 million in interest bearing deposits. The $12.1 million increase in interest bearing deposits consisted of $3.0 million, or 2.2%, increase in savings accounts from $133.9 million at June 30, 2011 to $136.9 million at September 30, 2011; $5.0 million, or 3.8%, increase in money market accounts from $132.0 million at June 30, 2011 to $136.9 million at September 30, 2011; and $4.1 million, or 1.3%, increase in certificates of deposits from $311.3 million at June 30, 2011 to $315.5 million at September 30, 2011. The increase in noninterest bearing deposits was primarily a result of the timing of customer payroll deposits as compared to at June 30, 2011. The increase in interest bearing deposits was primarily experienced in money market and certificate accounts. Money market accounts have steadily increased as certain customers prefer the short-term flexibility of non-certificate accounts in a low interest rate environment. Certificate accounts have increased due to our promotion of a longer term maturity to counter-balance the increase in non-maturity accounts as well as to lock in longer term funding to improve our interest rate risk position.

Borrowings. FHLB advances increased to $100.0 million at September 30, 2011 as compared to $60.0 million at June 30, 2011. During the quarter the Bank borrowed $60.0 million in FHLB advances at a weighted average cost of 1.64%. This borrowing was partially offset by $20.0 million in FHLB advance maturities. The increase in borrowing has allowed the Bank to improve its interest rate risk position by locking in longer term funding as the weighted average term on the new borrowings is five years.

Stockholders’ Equity. Stockholders’ equity increased $1.8 million to $159.2 million at September 30, 2011 from $157.4 million at June 30, 2011 primarily as a result of $2.1 million in net income for the three months ended September 30, 2011 and the allocation of ESOP shares, stock awards, and stock options totaling $267,000. This increase was partially offset by the payment of dividends of $548,000 ($0.06 per share).

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the quarters ended September 30, 2011 and 2010, respectively.

	For the three months ended September 30,
	2011 (1)			2010 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$698,247	$10,028	5.74%	$750,626	$11,031	5.88%
Securities(3)	27,266	156	2.29	5,712	65	4.55
Federal funds sold	108,049	69	0.26	55,451	32	0.23
Federal Home Loan Bank stock	10,104	7	0.28	11,945	14	0.47
Interest-earning deposits in other financial institutions	9,762	17	0.70	13,822	48	1.39

Total interest-earning assets	853,428	10,277	4.82	837,556	11,190	5.34

Noninterest earning assets	38,689			39,497

Total assets	$892,117			$877,053

INTEREST-BEARING LIABILITIES
Money market	$135,060	$222	0.66%	$123,188	$229	0.74%
Savings deposits	136,452	113	0.33	132,083	133	0.40
Certificates of deposit	311,896	1,738	2.23	325,626	2,127	2.61
Borrowings	82,500	794	3.85	137,000	1,589	4.64

Total interest-bearing liabilities	665,908	2,867	1.72	717,897	4,078	2.27

Noninterest bearing liabilities	67,942			63,783

Total liabilities	733,850			781,680
Equity	158,267			95,373

Total liabilities and equity	$892,117			$877,053

Net interest/spread		$7,410	3.09%		$7,112	3.07%

Margin(4)			3.47%			3.40%

Ratio of interest-earning assets to interest bearing liabilities	128.16%			116.67%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost.
(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and September 30, 2010.

General. Net income for the three months ended September 30, 2011 was $2.1 million, an increase of $289,000 as compared to net income of $1.8 million for the three months ended September 30, 2010. Earnings per basic and diluted common share were $0.22 for the three months ended September 30, 2011, compared to $0.19 for the three months ended September 30, 2010 (adjusted for the second-step conversion). The increase in net income resulted from an increase in net interest income and a reduction in the provision for loan losses partially offset by an increase in noninterest expense.

Interest Income. Interest income decreased $913,000, or 8.2%, to $10.3 million for the three months ended September 30, 2011 from $11.2 million for the three months ended September 30, 2010. The decrease in interest income was primarily due to a decline in interest and fees on loans of $1.0 million to $10.0 million for the quarter ended September 30, 2011 from $11.0 million for the quarter ended September 30, 2010. The decrease in interest and fees on loans was primarily due to a decline in the average balance of loans receivable which decreased by $52.4 million to $698.2 million for the quarter ended September 30, 2011 from $750.6 million for the quarter ended September 30, 2010, and a decrease of 14 basis points in the average yield on loans from 5.88% for the quarter ended September 30, 2010 to 5.74% for the quarter ended September 30, 2011.

Interest Expense. Interest expense decreased $1.2 million, or 3.0% to $2.9 million for the three months ended September 30, 2011 from $4.1 million for the three months ended September 30, 2010. The decrease was primarily attributable to a 55 basis point decline in the average cost of interest bearing liabilities to 1.72% for the three months ended September 30, 2011 from 2.27% for the three months ended September 30, 2010 as a result of low interest rates during the period, and a decline in the average balance of interest-bearing liabilities which decreased by $52.0 million to $665.9 million for the quarter ended September 30, 2011 from $717.9 million for the quarter ended September 30, 2010. The decrease in interest expense reflected a significant reduction in the cost of funds as a result of the low interest rate environment and repayment of higher costing FHLB advances being replaced by lower costing advances.

Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2011 compared to $750,000 for the three months ended September 30, 2010. The decline in overall provision was a result of the improvement in delinquent and non-performing loans for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Delinquent loans 60 days or more decreased to $11.1 million at September 30, 2011 from $14.7 million at September 30, 2010. Delinquent loans 60 days or more to total loans decreased to 1.52% at September 30, 2011 from 1.94% at September 30, 2010. Non-performing loans decreased to $26.8 million at September 30, 2011 from $27.2 million at September 30, 2010. In addition, there was a decline in the overall historical and peer group loss factors on loans collectively evaluated for impairment.

While the net provision for loan losses was zero for the three months ended September 30, 2011, it was comprised of a $321,000 provision on one-to-four family loans, a $335,000 provision on multi-family loans, a $637,000 reduction in provision on commercial real estate loans and a $19,000 reduction in provision on automobile loans. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of commercial real estate loans collectively evaluated for impairment and a reduction in the specific valuation allowance on commercial real estate loans that were impaired. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income decreased by $22,000, or 2.0% to $1.1 million for the three months ended September 30, 2011 from $1.1 million for the three months ended September 30, 2010. The decrease in noninterest income was primarily a result of an increase in a loss on an equity method investment in an affordable housing fund and a decrease in service charges and fees. Partially offsetting the decrease was an increase in ATM fees and service charges.

Noninterest Expense. Our noninterest expense increased $497,000, or 10.6% to $5.2 million for the three months ended September 30, 2011 from $4.7 million for the three months ended September 30, 2010. The increase in noninterest expense was primarily due to an increase in salaries and benefits and professional services. The increase in salaries and benefits was a result of an increase in employees hired primarily in the areas of Information Technology, eCommerce, and Lending, including Loan Servicing. Employees hired in eCommerce will focus on expanding customer relationships through enhanced online banking and bill payment services. Professional services increased due to an increase in financial advisory, strategic and leadership advisory services as well as recruitment costs.

Income Tax Expense. Income tax expense increased $240,000, or 23.8% to $1.2 million for the three months ended September 30, 2011 compared to $1.0 million for the three months ended September 30, 2010. This increase was primarily the result of higher pretax income for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The effective tax rate was 37.8% and 36.4% for the three months ended September 30, 2011 and 2010, respectively.

Asset Quality

General. We continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan based upon our own underwriting standards prior to making the purchase.

The following underwriting guidelines, among other things, have been used by us as underwriting tools to further limit our potential loss exposure:

•	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.

•	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans without private mortgage insurance (“PMI”), up to 95% with PMI.

•	We only lend up to 75% of the lesser of the appraised value or purchase price for multi-family residential loans.

•	We only lend up to 65% of the lesser of the appraised value or purchase price for commercial real estate loans.

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

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of September 30, 2011

County	One-to-four family	Multi- family residential	Commercial	Total	Percent
	(Dollars in thousands)
Los Angeles	$112,972	$222,579	$57,401	$392,952	56.12%
Orange	62,192	21,256	27,697	111,145	15.87
San Diego	23,037	16,494	2,665	42,196	6.03
San Bernardino	13,175	14,942	4,095	32,212	4.60
Riverside	11,985	5,410	9,127	26,522	3.79
Santa Clara	25,361	556	0	25,917	3.70
Alameda	10,472	49	458	10,979	1.57
Other	48,219	7,383	2,621	58,223	8.32

Total	$307,413	$288,669	$104,064	$700,146	100.00%

Non-accrual Real Estate Loans by County as of September 30, 2011

County	One-to-four family	Multi- family residential	Commercial	Total	Percent of Non-accrual to Loans in Each Category
	(Dollars in thousands)
Los Angeles	$4,795	$0	$1,606	$6,401	1.63%
Orange	2,534	0	0	2,534	2.28
San Diego	2,032	648	2,665	5,345	12.67
San Bernardino	2,523	2,580	637	5,740	17.82
Riverside	1,202	227	0	1,429	5.39
Santa Clara	2,252	0	0	2,252	8.69
Alameda	858	0	0	858	7.81
Other	2,276	0	0	2,276	3.91

Total	$18,472	$3,455	$4,908	$26,835	3.83%

At September 30, 2011, $193.1 million, or 62.8% of our one-to-four family residential mortgage portfolio was serviced by others. As a result of a higher level of delinquent loans nationwide, third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner. Currently, we track the servicing of these loans on our core mortgage servicing system. We have hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan falls 30 days past due. In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower. Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf. We have filed legal suit against two servicers seeking to obtain the transfer of servicing rights on $156.1 million of loans serviced by them to us. In anticipation of this effort, we have hired additional staff in the real estate loan servicing area.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at September 30, 2011:

	Amount	Percent	Non-performing	Percent of Non-accrual to Loans in Each Category
	(Dollars in thousands)
Purchased and serviced by others	$193,115	62.82%	$13,170	6.82%
Purchased and servicing transferred to us	23,352	7.60	3,221	13.79
Originated and serviced by us	90,946	29.58	2,081	2.29

Total	$307,413	100.00%	$18,472	6.01%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At September 30, 2011
Real estate loans:
One-to-four family	1	$379	20	$8,291	21	$8,670
Multi-family	0	0	1	1,757	1	1,757
Commercial	0	0	1	637	1	637
Other loans:
Automobile	2	19	2	8	4	27
Home equity	0	0	0	0	0	0
Other	1	1	0	0	1	1

Total loans	4	$399	24	$10,693	28	$11,092

At June 30, 2011
Real estate loans:
One-to-four family	2	$1,043	17	$6,583	19	$7,626
Multi-family	1	457	1	1,757	2	2,214
Commercial	0	0	1	637	1	637
Other loans:
Automobile	1	6	0	0	1	6
Home equity	0	0	0	0	0	0
Other	1	3	3	5	4	8

Total loans	5	$1,509	22	$8,982	27	$10,491

At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	0	0	2	2,786	2	2,786
Commercial	0	0	0	0	0	0
Other loans:
Automobile	4	35	0	0	4	35
Home equity	0	0	1	63	1	63
Other	0	0	2	4	2	4

Total loans	7	$1,332	38	$16,226	45	$17,558

Delinquent loans 60 days or more past due increased to $11.1 million or 1.52% of total loans at September 30, 2011 from $10.5 million or 1.48% of total loans at June 30, 2011. The increase in delinquent loans during the quarter was primarily a result of an increase in one-to-four family loan delinquencies on purchased loans serviced by others. Delinquent one-to-four family residential loans increased to $8.7 million at September 30, 2011 from $7.6 million at June 30, 2011. Of the $8.7 million in one-to-four family delinquent loans 60 days or more at September 30, 2011, $8.3 million or 95.6% were purchased loans serviced by two servicers. Delinquent multi-family loans decreased to $1.8 million at September 30, 2011 from $2.2 million at June 30, 2011. The decrease in delinquent multi-family loans was a result of a loan foreclosed on and sold by the Bank.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. All loans past due 90 days and over are classified as non-accrual. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Non-accrual loans also include troubled debt restructurings.

Non-accrual loans continue to remain at historically elevated levels as a result of the decline in the housing market as well as the prolonged levels of high unemployment in our market area. We continue to work with responsible borrowers to keep their properties and as a result, as of September 30, 2011, we have restructured $12.4 million in mortgage loans of which $10.5 million were performing in accordance with their revised contractual terms. This compares to $12.9 million in restructured loans at June 30, 2011. All restructured loans were reported as non-accrual at September 30, 2011. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the payment will continue. There were no further commitments to customers whose loans were troubled debt restructurings at September 30, 2011.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructuring included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three months ended September 30, 2011, there were eleven loans that were modified and not accounted for as troubled debt restructurings in the amount of $5.0 million. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

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

The following table sets forth the amounts and categories on our non-performing assets at the dates indicated (in thousands).

	At September 30,	At June 30,	At June 30,
	2011	2011	2010
Non-accrual loans:
Real estate loans:
One-to-four family	$9,638	$9,513	$15,561
Multi-family	2,580	1,757	2,786
Commercial	2,243	2,252	0
Other loans:
Automobile	8	0	0
Home equity	0	0	63
Other	0	5	4
Troubled debt restructurings:
One-to-four family	8,834	8,872	9,193
Multi-family	875	1,332	1,179
Commercial	2,665	2,665	2,665

Total non-accrual loans	$26,843	$26,396	$31,451

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$56	$828	$1,373
Multi-family	0	0	0
Commercial	0	0	0
Other:
Automobile	0	10	0
Home equity	0	0	0
Other	0	0	0

Total other real estate owned and repossessed assets	$56	$838	$1,373

Total non-performing assets	$26,899	$27,234	$32,824

Ratios:
Non-performing loans to total loans(1)	3.68%	3.73%	4.08%
Non-performing assets to total assets	2.94%	3.18%	3.79%
Non-accrued interest(2)	$411	$364	$408

(1)	Total loans are net of deferred fees and costs
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

At September 30, 2011, there were four multi-family residential loans on non-accrual. The first multi-family residential loan was made to one borrower with a principal balance of $1.8 million at September 30, 2011 located in Adelanto, California. The loan was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process. The second multi-family residential loan was made to one borrower with principal balance of $823,000 at September 30, 2011 located in San Bernardino, California. The loan was not current at September 30, 2011. The borrower is on active duty in the military. We are in the process of obtaining relief in order to proceed with foreclosure due to the protection of active service members by the Servicemembers Civil Relief Act. The remaining two multi-family residential loans on non-accrual were in the amount of $875,000 in the aggregate and were troubled debt restructurings at September 30, 2011. Of the four multi-family residential non-accrual loans, a specific valuation allowance of $1.0 million was applied to three multi-family residential loans with a total aggregate outstanding principal balance of $2.8 million.

At September 30, 2011, we had three non-accruing commercial real estate loans with a balance of $4.9 million. The first commercial real estate loan had a principal balance of $637,000 secured by an office warehouse in San Bernardino County, California, which was over 90 days delinquent at September 30, 2011 and has experienced cash flow problems. The second commercial real estate loan had a principal balance of $1.6 million secured by an office building in Los Angeles County, California, which was not current at September 30, 2011 and has experienced cash flow problems. The third commercial real estate loan had a principal balance of $2.7 million secured by a strip mall in San Diego, California, which was a troubled debt restructuring at September 30, 2011. Of the three commercial real estate non-accrual loans, a specific valuation allowance of $318,000 was applied to one commercial real estate loan with an outstanding principal balance of $1.6 million. The level of non-accrual loans is taken into consideration in our determination of the allowance for loan losses at September 30, 2011. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.

Classified Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and special mention assets represented 30.20% of our equity capital and 5.26% of our total assets at September 30, 2011, as compared to 28.66% of our equity and 5.27% of our total assets at June 30, 2011. At September 30, 2011 and June 30, 2011, there were $26.8 million and $26.4 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows (in thousands):

	September 30, 2011	June 30, 2011
Classified and Special Mention Assets:
Loss	$9	$5
Doubtful	33	29
Substandard	35,970	34,043
Special Mention	14,062	11,026

Total	$50,074	$45,103

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

Our multi-family and commercial real estate loans (“income property”) are less seasoned, and therefore, to-date we have not incurred material charge-offs and our delinquency history on income property loans has been less than our single-family real estate loans. In addition, the multi-family portfolio has been a significant growth area in our loan portfolio beginning in fiscal 2009. For income property loans we review the debt service coverage ratios, seasoning and peer group data. In fiscal 2010, we expanded our migration analysis to include the credit loss migration from published sources, including both the Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation (“FDIC”), in order to determine the allowance for loan losses on income property loans, given the characteristics of the peer group as compared to our portfolio. Due to the loss experience of our peer group over the past year, our analysis of debt service coverage ratios, and the limited growth of our income property compared to our prior year, the general valuation portion of our income property loan portfolio decreased by $128,000 at September 30, 2011 compared to June 30, 2011.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of the Comptroller of the Currency (“OCC”) and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of our Bank.

Delinquent loans 60 days or more totaled $11.1 million, or 1.52% of total loans at September 30, 2011 as compared to $10.5 million, or 1.48% of total loans at June 30, 2011. The slight increase in delinquent loans during the quarter was primarily a result of an increase in one-to-four family loan delinquencies on purchased loans serviced by others. Due to a number of factors, including the high rate of loan delinquencies on serviced loans, we believe certain servicers have not vigorously pursued collection efforts on our behalf and we have filed legal suit against two servicers seeking to obtain the transfer of servicing rights. Of the $8.7 million in one-to-four family delinquent loans 60 days or more at September 30, 2011, $8.3 million or 95.6% were purchased loans serviced by these two servicers.

Non-performing loans to total loans improved from 3.73% at June 30, 2011 to 3.68% at September 30, 2011. Non-performing assets to total assets improved from 3.18% at June 30, 2011 to 2.94% at September 30, 2011. The allowance for loan losses to non-performing loans was 40.51% at September 30, 2011 as compared to 43.06% at June 30, 2011. The allowance for loan losses declined by $493,000 from $11.4 million at June 30, 2011 to $10.9 million at September 30, 2011. The decline was mainly due to net charge-offs as well as a reduction in the specific valuation allowance on commercial real estate loans that were impaired.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	September 30, 2011		June 30, 2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$6,405	42.25%	$6,378	39.87%
Multi-family	2,766	39.67	2,654	40.69
Commercial	1,617	14.30	2,254	15.26
Other loans:
Automobile	63	2.31	59	2.55
Home equity	19	0.13	17	0.13
Other	4	1.34	5	1.50

Total allowance for loan losses	$10,874	100.00%	$11,367	100.00%

Liquidity, Capital Resources and Commitments

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements previously imposed by regulator and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2011, total approved loan commitments amounted to $6.7 million, which included the unadvanced portion of loans of $2.1 million.

Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at September 30, 2011, totaled $102.1 million and $20.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2011, we had available additional advances from the FHLB of San Francisco in the amount of $242.2 million. We also had an available line of credit with the Federal Reserve Bank of $67.3 million at September 30, 2011, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans.

The following table summarizes our long-term contractual obligations at September 30, 2011 (in thousands).

	Total	Less than 1 year		1 – 3 Years	Over 3 – 5 Years	More than 5 years
FHLB advances	$100,000	$	20,000	$40,000	$20,000	$20,000
Operating lease obligations	6,049		891	1,992	1,455	1,711
Loan commitments to originate residential mortgage loans	6,717		6,717	0	0	0
Available home equity and unadvanced lines of credit	2,091		2,091	0	0	0
Certificates of deposit	315,460		102,131	100,825	112,384	120

Total commitments and contractual obligations	$430,317		$131,830	$142,817	$133,839	$21,831

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

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its regulatory capital requirements at September 30, 2011 and June 30, 2011. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2011
Total capital (to risk-weighted assets)	$124,726	21.80%	$45,776	8.00%	$57,220	10.00%
Tier 1 capital (to risk-weighted assets)	118,745	20.75	22,888	4.00	34,332	6.00
Tier 1 (core) capital (to adjusted tangible assets)	118,745	13.04	36,426	4.00	45,532	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011
Total capital (to risk-weighted assets)	$122,492	21.87%	$44,814	8.00%	$56,017	10.00%
Tier 1 capital (to risk-weighted assets)	116,467	20.79	22,407	4.00	33,610	6.00
Tier 1 (core) capital (to adjusted tangible assets)	116,467	13.67	34,092	4.00	42,615	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At September 30, 2011, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

An independent third party provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at September 30, 2011 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

	September 30, 2011
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+300	$118,505	$(19,054)	(14)%	13.51%	(100)
+200	126,908	(10,650)	(8)	14.08	(43)
+100	133,457	(4,102)	(3)	14.42	(9)
0	137,559	0	0	14.51	0
-100	137,727	168	0	14.25	(26)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The analysis uses certain assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the fair values of certain assets under differing interest rate scenarios, among other things.

As with any method of measuring interest rate risk, shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in the market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features, that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved and Removed

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER FEDERAL FINANCIAL GROUP, INC.

Dated: November 08, 2011

/s/ DUSTIN LUTON
Dustin Luton
President and Chief Executive Officer

/s/ JEAN M. CARANDANG
Jean M. Carandang
Chief Financial Officer