Form 10-Q
period 2011-12-31
Kaiser Federal Financial Group, Inc.
filed 2012-02-08
CIK 1412109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Common Stock, $.01 par value – 9,544,818 shares outstanding as of February 07, 2012.

Form 10-Q

KAISER FEDERAL FINANCIAL GROUP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2011	June 30, 2011
ASSETS
Cash and due from banks	$9,596	$9,214
Federal funds sold	121,625	80,440

Total cash and cash equivalents	131,221	89,654
Interest earning time deposits in other financial institutions	4,408	11,669
Securities available-for-sale, at fair value	62,961	16,038
Securities held-to-maturity, fair value of $1,786 and $2,299 at December 31, 2011 and June 30, 2011, respectively	1,730	2,202
Federal Home Loan Bank (FHLB) stock, at cost	9,418	10,334
Loans receivable, net of allowance for loan losses of $8,193 and $11,367 at December 31, 2011 and June 30, 2011, respectively	692,312	696,646
Accrued interest receivable	2,833	2,851
Premises and equipment, net	2,842	2,334
Goodwill	3,950	3,950
Bank-owned life insurance	13,100	12,856
Real estate owned (REO)	610	828
Other assets	7,227	7,077

Total assets	$932,612	$856,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$74,340	$57,512
Interest bearing	592,688	577,197

Total deposits	667,028	634,709
Federal Home Loan Bank advances, short-term	40,000	40,000
Federal Home Loan Bank advances, long-term	60,000	20,000
Accrued expenses and other liabilities	5,539	4,331

Total liabilities	772,567	699,040
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	0	0
Common stock, $0.01 par value; 100,000,000 authorized; December 31, 2011 — 9,544,818 shares issued; June 30, 2011 — 9,574,960 shares issued	95	96
Additional paid-in capital	100,138	100,599
Retained earnings	64,836	61,832
Accumulated other comprehensive loss, net of tax	(125)	(21)
Unearned employee stock ownership plan (ESOP) shares	(4,899)	(5,107)

Total stockholders’ equity	160,045	157,399

Total liabilities and stockholders’ equity	$932,612	$856,439

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$10,154	$11,076	$20,183	$22,107
Interest on securities, taxable	178	54	334	120
Federal Home Loan Bank dividends	8	12	14	25
Other interest	76	58	162	139

Total interest income	10,416	11,200	20,693	22,391

Interest expense
Interest on deposits	2,007	2,376	4,080	4,865
Interest on borrowings	720	1,252	1,514	2,840

Total interest expense	2,727	3,628	5,594	7,705

Net interest income	7,689	7,572	15,099	14,686
Provision for loan losses	0	200	0	950

Net interest income after provision for loan losses	7,689	7,372	15,099	13,736

Noninterest income
Service charges and fees	456	462	891	913
ATM fees and charges	541	510	1,074	1,013
Referral commissions	75	75	154	150
Loss on equity investment	(45)	(60)	(140)	(120)
Bank-owned life insurance	123	124	244	248
Other noninterest income	4	4	9	9

Total noninterest income	1,154	1,115	2,232	2,213

Noninterest expense
Salaries and benefits	2,797	2,286	5,459	4,520
Occupancy and equipment	673	596	1,349	1,181
ATM expense	548	452	1,038	903
Advertising and promotional	117	124	191	203
Professional services	467	361	966	616
Federal deposit insurance premiums	145	274	266	535
Postage	66	74	130	140
Telephone	206	174	393	349
REO and foreclosure expense (income)	2	71	(24)	254
Other operating expense	533	424	973	825

Total noninterest expense	5,554	4,836	10,741	9,526

Income before income tax expense	3,289	3,651	6,590	6,423
Income tax expense	1,241	1,381	2,489	2,388

Net income	$2,048	$2,270	$4,101	$4,035

Comprehensive income	$1,952	$2,265	$3,997	$4,040

Earnings per common share:
Basic	$0.22	$0.24	$0.45	$0.43
Diluted	$0.22	$0.24	$0.45	$0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands, except per share data)

	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Unearned ESOP
	Income	Shares	Amount	Capital	Earnings	Loss, net	Shares	Total
Balance July 1, 2011		9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	$157,399
Comprehensive income
Net income for the six months ended December 31, 2011	$4,101	0	0	0	4,101	0	0	4,101
Other comprehensive loss – unrealized loss on securities, net of tax of ($74)	(104)	0	0	0	0	(104)	0	(104)

Total comprehensive income	$3,997

Dividends declared ($0.12 per share)		0	0	0	(1,097)	0	0	(1,097)
Repurchase of common stock		(57,336)	(1)	(699)	0	0	0	(700)
Stock options earned		0	0	33	0	0	0	33
Stock options exercised		7,194	0	78	0	0	0	78
Allocation of stock awards		0	0	85	0	0	0	85
Issuance of stock awards		25,000	0	0	0	0	0	0
Forfeiture of stock awards		(5,000)	0	0	0	0	0	0
Allocation of ESOP common stock		0	0	42	0	0	208	250

Balance December 31, 2011		9,544,818	$95	$100,138	$64,836	$(125)	$(4,899)	$160,045

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$4,101	$4,035
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (Accretion) of net premiums (discounts) on securities	265	(2)
Amortization (Accretion) of net premiums (discounts) on loan purchases	76	(16)
(Accretion) Amortization of net loan origination costs	(26)	41
Provision for loan losses	0	950
Gain on sale of REO	(55)	0
REO direct write-down	0	154
Depreciation and amortization	401	372
Amortization of core deposit intangible	16	25
Loss on equity investment	140	120
Increase in cash surrender value of bank-owned life insurance	(244)	(248)
Allocation of ESOP common stock	250	202
Allocation of stock awards	85	55
Stock options earned	33	41
Net change in accrued interest receivable	18	272
Net change in other assets	(263)	507
Net change in accrued expenses and other liabilities	1,208	612

Net cash provided by operating activities	6,005	7,120

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(57,271)	0
Proceeds from maturities and principal repayments of available-for-sale securities	9,905	772
Purchases of held-to-maturity securities	0	(3,000)
Proceeds from maturities and principal repayments of held-to-maturity securities	472	835
Net change in interest earning time deposits with other financial institutions	7,261	8,295
Purchases of loans	(35,432)	0
Net change in loans	38,847	22,980
Proceeds from sale of real estate owned	1,173	1,204
Redemption of FHLB stock	916	937
Purchases of premises and equipment	(909)	(662)

Net cash (used in) provided by investing activities	(35,038)	31,361

FINANCING ACTIVITIES
Proceeds from FHLB advances	60,000	0
Repayment of FHLB Advances	(20,000)	(52,000)
Dividends paid on common stock	(1,097)	(921)
Repurchase of common stock	(700)	0
Net change in deposits	32,319	8,233
Net proceeds from stock offering	0	59,085
Purchase of shares by ESOP pursuant to reorganization	0	(3,825)
Exercise of stock options	78	0

Net cash provided by financing activities	70,600	10,572

Net change in cash and cash equivalents	41,567	49,053
Cash and cash equivalents at beginning of period	89,654	39,053

Cash and cash equivalents at end of period	$131,221	$88,613

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$5,614	$7,724
Income taxes paid	1,849	3,250
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$869	$1,224

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

The results of operations for the three months and six months ended December 31, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2012. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Adoption of New Accounting Standards:

In April 2011, the FASB issued ASU 2011-02 – Receivable (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (“TDR”). The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider”, but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to clarify Topic 820, Fair Value Measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The amendments in this guidance are to be applied prospectively. This guidance is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 does not change what would be classified as other comprehensive income (“OCI”), rather, items classified as OCI will be moved to the income statement instead of the statement of stockholders’ equity. Under this guidance, companies will have the option to present OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, companies will be required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. This guidance will be applied retrospectively and early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements, however it will change the way the Company discloses OCI.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and OCI for all periods presented. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in this Update are effective at the same time as the amendments in Update 2011-05 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that its fair value is less than its carrying amount. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s result of operations or financial position.

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation and had an immaterial impact on the calculation for the three and six months ended December 31, 2011 and 2010. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Basic
Net income	$2,048	$2,270	$4,101	$4,035

Weighted average common shares outstanding	9,137,232	9,266,818	9,132,735	9,352,573
Basic earnings per share	$0.22	$0.24	$0.45	$0.43

Diluted
Net income	$2,048	$2,270	$4,101	$4,035

Weighted average common shares outstanding	9,137,232	9,266,818	9,132,735	9,352,573
Add: Dilutive effect of stock options	0	0	303	240

Average shares and dilutive potential common shares	9,137,232	9,266,818	9,133,038	9,352,813

Diluted earnings per share	$0.22	$0.24	$0.45	$0.43

For the three and six months ended December 31, 2011 outstanding stock options to purchase 294,530 shares were anti-dilutive and not considered in computing diluted earnings per common share. For the three and six months ended December 31, 2010 outstanding stock options to purchase 325,816 and 304,515 shares, respectively were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to nonforfeitable dividends.

The Recognition and Retention Plan (“RRP”) awards contain rights to nonforfeitable dividends and are considered participating securities. RRP shares of 21,475 and 42,475 are included in weighted average common shares outstanding for the three and six months ended December 31, 2011. RRP shares of 12,230 are included in weighted average common shares outstanding for the three and six months ended December 31, 2010.

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

The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three and six months ended December 31, 2011 and 2010.

The fair value of impaired loans with allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Nonrecurring adjustments to certain real estate properties classified as real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

As of December 31, 2011 and June 30, 2011, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following table (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2011:
Available-for-sale securities
Mortgage-backed securities (residential)	$22,941	$0	$22,941	$0
Collateralized mortgage obligations (residential)	40,020	0	40,020	0

Total available-for-sale securities	$62,961	$0	$62,961	$0

Assets at June 30, 2011:
Available-for-sale securities
FHLB Bond	$4,999	$0	$4,999	$0
Mortgage-backed securities (residential)	184	0	184	0
Collateralized mortgage obligations (residential)	10,855	0	10,855	0

Total available-for-sale securities	$16,038	$0	$16,038	$0

The following financial assets were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2011:
Impaired Loans
One-to-four family residential	$13,829	$0	$0	$13,829
Multi-family residential	2,216	0	0	2,216
Commercial real estate	1,457	0	0	1,457

Total impaired loans	$17,502	$0	$0	$17,502

Assets at June 30, 2011
Impaired Loans
One-to-four family residential	$11,873	$0	$0	$11,873
Multi-family residential	1,334	0	0	1,334
Commercial real estate	3,630	0	0	3,630

Total impaired loans	$16,837	$0	$0	$16,837

The following nonfinancial assets were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2011:
Real estate owned: commercial real estate	$0	$0	$0	$0
Assets at June 30, 2011:
Real estate owned: one-to-four family residential	$828	$0	$0	$828

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans, or alternatively, based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of collateral is calculated using an independent third party appraisal. Impaired loans measured at fair value had a principal balance of $20.2 million at December 31, 2011 as compared to $22.2 million at June 30, 2011. The valuation allowance for these loans was $2.7 million at December 31, 2011 as compared to $5.3 million at June 30, 2011. The reduction of valuation allowance for impaired loans was primarily attributable to charge-offs of specific valuation allowances previously identified during the six months ended December 31, 2011.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three and six months ended December 31, 2011, the Company did not incur a charge to reduce real estate owned to fair value. During the three and six months ended December 31, 2010, the Company incurred charges of $28,000 and $154,000, respectively to reduce real estate owned to fair value.

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

Other On-Balance Sheet Financial Instruments

Other on-balance sheet financial instruments include cash and cash equivalents, interest earning time deposits in other financial institutions, accrued interest receivable, and accrued expenses and other liabilities. The carrying value of each of these financial instruments is a reasonable estimation of fair value. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Off-Balance Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

The estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$131,221	$131,221	$89,654	$89,654
Interest earning time deposits in other financial institutions	4,408	4,408	11,669	11,669
Securities held-to-maturity	1,730	1,786	2,202	2,299
Federal Home Loan Bank Stock	9,418	NA	10,334	NA
Loans receivable, net	674,810	697,727	679,809	687,135
Accrued interest receivable	2,833	2,833	2,851	2,851
Financial liabilities:
Deposits	667,028	678,065	634,709	643,595
FHLB Advances	100,000	102,970	60,000	61,542

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
December 31, 2011
Mortgage-backed (residential):
Fannie Mae	$16,592	$47	$(25)	$16,570
Freddie Mac	6,349	3	(20)	6,366
Collateralized mortgage obligations (residential):
Fannie Mae	23,544	0	(207)	23,751
Freddie Mac	16,476	34	(45)	16,487

Total	$62,961	$84	$(297)	$63,174

June 30, 2011
FHLB Bond	$4,999	$1	$0	$4,998
Mortgage-backed (residential):
Freddie Mac	184	5	0	179
Collateralized mortgage obligations (residential):
Fannie Mae	5,115	0	(95)	5,210
Freddie Mac	5,740	54	0	5,686

Total	$16,038	$60	$(95)	$16,073

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2011
Mortgage-backed (residential)
Fannie Mae	$138	$3	$0	$141
Freddie Mac	101	6	0	107
Ginnie Mae	47	2	0	49
Collateralized mortgage obligations (residential)
Fannie Mae	750	23	0	773
Freddie Mac	694	22	0	716

Total	$1,730	$56	$0	$1,786

June 30, 2011
Mortgage-backed (residential)
Fannie Mae	$144	$3	$0	$147
Freddie Mac	109	7	0	116
Ginnie Mae	52	1	0	53
Collateralized mortgage obligations (residential)
Fannie Mae	908	32	0	940
Freddie Mac	989	54	0	1,043

Total	$2,202	$97	$0	$2,299

There were no sales of securities during the three or six months ended December 31, 2011 or December 31, 2010.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at December 31, 2011. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. An FHLB bond with a maturity date of April, 2014 was called during July 2011.

Securities with unrealized losses at December 31, 2011 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011
Description of Securities
Mortgage-backed (residential)	$12,177	$(45)	$0	$0	$12,177	$(45)
Collateralized mortgage obligations (residential)	35,318	(252)	0	0	35,318	(252)

Total temporarily impaired	$47,495	$(297)	$0	$0	$47,495	$(297)

June 30, 2011
Description of Securities
Collateralized mortgage obligations (residential)	$5,115	$(95)	$0	$0	$5,115	$(95)

Total temporarily impaired	$5,115	$(95)	$0	$0	$5,115	$(95)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At December 31, 2011, eleven debt securities had an aggregate unrealized loss of 0.5% of the Company’s amortized cost basis. At June 30, 2011, one debt security had an unrealized loss of 0.5% of the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of December 31, 2011 and June 30, 2011.

There were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans

The composition of loans consists of the following (in thousands):

	December 31, 2011	June 30, 2011
Real Estate:
One-to-four family residential, fixed rate	$221,002	$229,449
One-to-four family residential, variable rate	76,731	52,619
Multi-family residential, variable rate	277,356	287,808
Commercial real estate, variable rate	94,386	107,961

	669,475	677,837

Consumer:
Automobile	16,213	18,008
Home equity	863	940
Other consumer loans, primarily unsecured	12,728	10,604

	29,804	29,552

Total loans	699,279	707,389
Deferred net loan origination costs	603	659
Net premium (discounts) on purchased loans	623	(35)
Allowance for loan losses	(8,193)	(11,367)

	$692,312	$696,646

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the Three months ended December 31, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$6,392	$2,766	$1,617	$63	$13	$23	$10,874
Provision for loan losses	407	(181)	(265)	(9)	33	15	0
Recoveries	1	0	0	30	0	1	32
Loans charged-off	(1,609)	(1,013)	(58)	(26)	0	(7)	(2,713)

Balance, end of period	$5,191	$1,572	$1,294	$58	$46	$32	$8,193

	Allowance for loan losses for the Three months ended December 31, 2010
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$7,248	$3,683	$1,559	$167	$17	$18	$12,692
Provision for loan losses	(716)	373	592	(63)	(4)	18	200
Recoveries	89	0	0	38	0	8	135
Loans charged-off	(689)	0	0	(24)	0	(12)	(725)

Balance, end of period	$5,932	$4,056	$2,151	$118	$13	$32	$12,302

	Allowance for loan losses for the Six months ended December 31, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367
Provision for loan losses	727	154	(902)	(38)	33	26	0
Recoveries	104	0	0	63	0	5	172
Loans charged-off	(2,005)	(1,236)	(58)	(26)	0	(21)	(3,346)

Balance, end of period	$5,191	$1,572	$1,294	$58	$46	$32	$8,193

	Allowance for loan losses for the Six months ended December 31, 2010
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$7,812	$3,643	$1,599	$185	$9	$61	$13,309
Provision for loan losses	(742)	1,185	552	(87)	4	38	950
Recoveries	89	0	0	63	0	18	170
Loans charged-off	(1,227)	(772)	0	(43)	0	(85)	(2,127)

Balance, end of period	$5,932	$4,056	$2,151	$118	$13	$32	$12,302

At December 31, 2011, non-accrual loans totaled $25.1 million, compared to $26.4 million at June 30, 2011. At December 31, 2011 and June 30, 2011, there were no loans past due more than 90 days and still accruing interest. The difference between the recorded investment and unpaid principal balance of loans relates to accrued interest, net deferred origination costs and net premiums and discounts on purchased loans each of which is immaterial to each loan class.

There was no provision for loan losses for the three and six months ended December 31, 2011 as compared to $200,000 and $950,000 for the three and six months ended December 31, 2010, respectively. During the three and six months ended December 31, 2011, we charged-off $2.2 million of previously identified specific valuation allowances on loans generally six months or more delinquent. While the net provision for loan losses was zero for the three months ended December 31, 2011, it was comprised of a $407,000 provision on one-to-four family loans, a $181,000 reduction in provision on multi-family loans, a $265,000 reduction in provision on commercial real estate loans, a $9,000 reduction in provision on automobile loans, a $33,000 provision on home equity loans and a $15,000 provision on other loans. The reduction in provision on multi-family and commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of multi-family and commercial real estate loans collectively evaluated for impairment and a reduction in the valuation allowance on multi-family and commercial real estate loans that were individually evaluated for impairment.

While the net provision for loan losses was zero for the six months ended December 31, 2011, it was comprised of a $727,000 provision on one-to-four family loans, a $154,000 provision on multi-family loans, a $902,000 reduction in provision on commercial real estate loans, a $38,000 reduction in provision on automobile loans, a $33,000 provision on home equity loans and a $26,000 provision on other loans. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of commercial real estate loans collectively evaluated for impairment and a reduction in the valuation allowance on commercial real estate loans that were individually evaluated for impairment.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and June 30, 2011 (in thousands):

December 31, 2011	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,288	$225	$140	$0	$37	$0	$2,690
Collectively evaluated for impairment	2,903	1,347	1,154	58	9	32	5,503

Total ending allowance balance	$5,191	$1,572	$1,294	$58	$46	$32	$8,193

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$19,207	$2,441	$4,252	$0	$37	$0	$25,937
Collectively evaluated for impairment	278,526	274,915	90,134	16,213	826	12,728	673,342

Total ending loan balance	$297,733	$277,356	$94,386	$16,213	$863	$12,728	$699,279

June 30, 2011	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,582	$1,107	$649	$0	$0	$0	$5,338
Collectively evaluated for impairment	2,783	1,547	1,605	59	13	22	6,029

Total ending allowance balance	$6,365	$2,654	$2,254	$59	$13	$22	$11,367

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$18,385	$3,089	$4,917	$0	$0	$0	$26,391
Collectively evaluated for impairment	263,683	284,719	103,044	18,008	940	10,604	680,998

Total ending loan balance	$282,068	$287,808	$107,961	$18,008	$940	$10,604	$707,389

A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. When it is determined that a loss is probable, a valuation allowance is established and included in the allowance for loan losses. The amount of impairment is determined by the difference between the recorded investment in the loan and the present value of expected cash flows, or estimated net realizable value of the underlying collateral on collateral dependent loans.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2011 and June 30, 2011 (in thousands):

December 31, 2011	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,864	$0
Multi-family residential	744	0
Commercial real estate	2,655	0

	10,263	0

With an allowance recorded:
Real estate loans:
One-to-four family	12,343	2,288
Multi-family residential	1,697	225
Commercial real estate	1,597	140
Other loans:
Home equity	37	37

	15,674	2,690

Total	$25,937	$2,690

June 30, 2011	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$2,931	$0
Multi-family residential	648	0
Commercial real estate	637	0

	4,216	0

With an allowance recorded:
Real estate loans:
One-to-four family	15,454	3,582
Multi-family residential	2,441	1,107
Commercial real estate	4,280	649

	22,175	5,338

Total	$26,391	$5,338

The following table presents monthly average of individually impaired loans by class as of December 31, 2011 and December 31, 2010 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Real estate loan:
One-to-four family	$18,840	$21,272	$18,689	$22,433
Multi-family residential	2,948	2,444	2,995	3,528
Commercial real estate	4,580	3,479	4,692	3,618
Other loans:
Home Equity	18	0	12	21

Total	$26,386	$27,195	$26,388	$29,600

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.

The following table presents income recorded on impaired loans by class (in thousands). Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
One-to-four family	$132	$232	$328	$372
Multi-family residential	14	11	28	28
Commercial real estate	70	44	141	87

Total	$216	$287	$497	$487

The following table presents nonaccrual loans by class of loans (in thousands):

Non-accrual loans:	December 31, 2011	June 30, 2011
Real estate loans:
One-to-four family	$18,387	$18,385
Multi-family residential	2,441	3,089
Commercial	4,252	4,917
Other loans:
Home Equity	37	0
Other	0	5

Total non-accrual loans	$25,117	$26,396

The following tables present the aging of past due loans by class of loans (in thousands):

December 31, 2011	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$2,951	$2,661	$5,947	$11,559	$286,174	$297,733
Multi-family	0	0	1,567	1,567	275,789	277,356
Commercial	0	0	0	0	94,386	94,386
Other loans:
Automobile	26	5	0	31	16,182	16,213
Other	1	2	0	3	13,588	13,591

Total loans	$2,978	$2,668	$7,514	$13,160	$686,119	$699,279

June 30, 2011	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$2,737	$1,043	$6,583	$10,363	$271,705	$282,068
Multi-family	0	457	1,757	2,214	285,594	287,808
Commercial	0	0	637	637	107,324	107,961
Other loans:
Automobile	64	6	0	70	17,938	18,008
Other	5	3	5	13	11,531	11,544

Total loans	$2,806	$1,509	$8,982	$13,297	$694,092	$707,389

Troubled Debt Restructurings:

Troubled debt restructurings totaled $11.9 million and $12.9 million at December 31, 2011 and June 30, 2011, respectively. Troubled debt restructurings of $11.1 million and $12.9 million are included in the non-accrual loans at December 31, 2011 and June 30, 2011. The Bank has allocated $1.5 million and $2.5 million of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and June 30, 2011, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2011 and June 30, 2011.

In the past, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There were no loan modifications that met the definition of troubled debt restructuring during the three and six months ended December 31, 2011.

During the three and six months ended December 31, 2011, there was one one-to-four family loan, with a recorded investment of $346,000, modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default. This troubled debt restructuring increased the allowance for loan losses by $44,000 and did not result in any charge-offs during the three and six months ended December 31, 2011.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the period ended December 31, 2011 that did not meet the definition of a troubled debt restructuring. During the three and six months ended December 31, 2011, there were 15 and 28 loans that were modified and not accounted for as troubled debt restructurings in the amount of $8.8 million and $14.8 million, respectively. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

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

As of December 31, 2011 and June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$267,563	$8,058	$22,112	$0	$0
Multi-family	268,874	2,782	5,700	0	0
Commercial	82,583	4,011	7,792	0	0
Other loans:
Automobile	15,940	96	167	10	0
Home equity	826	0	37	0	0
Other	12,725	0	2	1	0

Total loans	$648,511	$14,947	$35,810	$11	$0

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$256,142	$3,958	$21,968	$0	$0
Multi-family	280,723	1,439	5,646	0	0
Commercial	96,320	5,495	6,146	0	0
Other loans:
Automobile	17,582	134	271	21	0
Other	11,519	0	12	8	5

Total loans	$662,286	$11,026	$34,043	$29	$5

Note 6—Real Estate Owned

Changes in real estate owned are summarized as follows (in thousands):

	December 31, 2011	June 30, 2011
Beginning of period	$828	$1,373
Transfers in	869	2,728
Capitalized improvements	31	259
Direct write-down	0	(163)
Sales	(1,118)	(3,369)

End of period	$610	$828

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	Six months ended
	December 31, 2011	December 31, 2010
Net gain on sales	$55	$0
Direct write-down	0	154
Operating expenses, net of rental income	(31)	(134)

Total	$24	$20

The Company has no valuation allowance or activity in the valuation allowance account for the periods ended December 31, 2011 and December 31, 2010.

Note 7 – Federal Home Loan Bank Advances

FHLB advances were $100.0 million and $60.0 million at December 31, 2011 and June 30, 2011, respectively. At December 31, 2011, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 4.93% with a weighted average stated rate of 2.85%. At June 30, 2011, the stated interest rates on the Bank’s advances from the FHLB ranged from 4.40% to 5.28%, with a weighted average stated rate of 4.86%.

The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years are as follows (in thousands):

Fiscal Year of Maturity	December 31, 2011	June 30, 2011
2012	$20,000	$40,000
2013	20,000	20,000
2014	0	0
2015	20,000	0
2016 and thereafter	40,000	0

Total	$100,000	$60,000

Note 8 – Repurchase of Common Stock

In November 2011, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of issued and outstanding shares, or up to approximately 480,257 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that has been adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules.

For the three and six months ended December 31, 2011, the Company repurchased 57,336 shares at aggregate cost of $700,000. The shares were repurchased at a weighted average price of $12.20 per share.

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

Market Area

Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. Economic conditions remain weak both nationally and in our market area of California. We continue to experience distressed home prices and California in particular has experienced significant declines in real estate values. In addition, while both California and national unemployment rates improved during the six month ended December 31, 2011, unemployment rates remain at historically high levels. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California were 11.1% in December 2011 as compared to 11.8% in June 2011. This compares to the national unemployment rate of 8.5% in December 2011 and 9.2% in June 2011.

Comparison of Financial Condition at December 31, 2011 and June 30, 2011.

Assets. Total assets increased $76.2 million, or 8.9% to $932.6 million at December 31, 2011 from $856.4 million at June 30, 2011. The increase primarily reflected growth in cash and cash equivalents and securities available-for-sale. The increase in assets was funded with Federal Home Loan Bank (“FHLB”) advances and increased deposits.

Cash and cash equivalents increased by $41.6 million, or 46.4% to $131.2 million at December 31, 2011 from $89.7 million at June 30, 2011. The increase was primarily due to an increase in FHLB advances and deposits partially offset by purchases of securities. Cash and cash equivalents remain at historically elevated levels as we continue deploying capital received from the second-step stock offering. We expect to leverage our capital with additional investment purchases, loan originations and purchases, as well as the completion of the stock repurchase program previously announced.

Securities available-for-sale increased by $46.9 million, or 293.6%, to $63.0 million at December 31, 2011 from $16.0 million at June 30, 2011 due to the purchase of $57.3 million in securities, offset by $10.4 million in maturities, principal repayments, and amortization on our mortgage-backed securities and collateralized mortgage obligations. At December 31, 2011, the purchased securities included six agency mortgage backed securities with a fair value of $22.8 million in the aggregate and carried a weighted average yield of 2.49% and seven agency collateralized mortgage obligations with a fair value of $31.2 million in the aggregate and carried a weighted average yield of 0.99%. The purchased investments were funded with FHLB advances.

Our net loan portfolio decreased by $4.3 million, or 0.6% to $692.3 million at December 31, 2011 from $696.6 million at June 30, 2011 due primarily to loan payoffs and maturities. Multi-family loans decreased $10.5 million, or 3.6% to $277.4 million at December 31, 2011 from $287.8 million at June 30, 2011. Commercial real estate loans decreased $13.6 million, or 12.6% to $94.4 million at December 31, 2011 from $108.0 million at June 30, 2011. One-to-four family real estate loans increased $15.7 million, or 5.6% to $297.7 million at December 31, 2011 from $282.1 million at June 30, 2011. Other loans, which were comprised primarily of automobile loans increased $252,000, or 0.9% to $29.8 million at December 31, 2011 from $29.6 million at June 30, 2011. Real estate loans comprised 95.7% of the total loan portfolio at December 31, 2011, compared with 95.8% at June 30, 2011.

The allowance for loan losses decreased by $3.2 million, or 27.9% to $8.2 million at December 31, 2011 from $11.4 million at June 30, 2011 due primarily to charge-offs of previously identified specific valuation allowances on loans generally six months or more delinquent or otherwise deemed uncollectible. Loans charged-off during the six months ended December 31, 2011 totaled $3.3 million as compared to $2.1 million for the six months ended December 31, 2010. Prior to the quarter ended December 31, 2011, specific valuation allowances were carried in the allowance for loan losses and charged-off at foreclosure. During the six months ended December 31, 2011, we charged-off $2.2 million of previously identified specific valuation allowances. While charge-offs increased, historical loss ratios declined as specific valuation allowances were included in the historical loss experience ratios in the periods they were identified.

Deposits. Total deposits increased $32.3 million, or 5.1% to $667.0 million at December 31, 2011 from $634.7 million at June 30, 2011. The growth was comprised of increases of $16.8 million in noninterest bearing deposits and $15.5 million in interest bearing deposits. The $15.5 million increase in interest bearing deposits consisted of a $11.1 million, or 8.4%, increase in money market accounts from $132.0 million at June 30, 2011 to $143.1 million at December 31, 2011; a $4.6 million, or 1.5%, increase in certificates of deposit from $311.3 million at June 30, 2011 to $315.9 million at December 31, 2011; and the introduction of a new interest-bearing checking product with a balance of $1.1 million at December 31, 2011, offset by a decrease of $1.4 million, or 1.0%, in savings accounts from $133.9 million at June 30, 2011 to $132.5 million at December 31, 2011. The increase in noninterest bearing deposits was primarily a result of the timing of customer payroll deposits as compared to June 30, 2011. The increase in interest bearing deposits was primarily experienced in money market accounts as a result of the introduction of new money market products as well as increases in balances of existing money market products. Money market accounts have steadily increased as certain customers prefer the short-term flexibility of non-certificate accounts in a low interest rate environment.

Borrowings. FHLB advances increased to $100.0 million at December 31, 2011 as compared to $60.0 million at June 30, 2011. During the six months ended December 31, 2011, the Bank borrowed $60.0 million in FHLB advances at a weighted average cost of 1.64%. This borrowing was partially offset by $20.0 million in FHLB advance maturities. The increase in borrowings has allowed the Bank to improve its interest rate risk position by locking in longer term funding as the weighted average term on the new borrowings is five years.

Stockholders’ Equity. Stockholders’ equity increased $2.6 million to $160.0 million at December 31, 2011 from $157.4 million at June 30, 2011 primarily as a result of $4.1 million in net income for the six months ended December 31, 2011 and the allocation of ESOP shares, stock awards, and stock options totaling $446,000. This increase was partially offset by the payment of dividends of $1.1 million ($0.12 per share), unrealized loss on available for sale securities of $104,000 and cash payment of $700,000 for the repurchase of common stock shares at an average price of $12.20 per share.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables set forth certain information for the quarters ended December 31, 2011 and 2010, respectively.

	For the three months ended December 31,
	2011 (1)			2010 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$707,396	$10,154	5.74%	$738,735	$11,076	6.00%
Securities(3)	49,215	178	1.45	5,645	54	3.83
Federal funds sold	108,079	64	0.24	66,718	40	0.24
Federal Home Loan Bank stock	9,646	8	0.33	11,476	12	0.42
Interest-earning deposits in other financial institutions	6,714	12	0.71	7,239	18	0.99

Total interest-earning assets	881,050	10,416	4.73	829,813	11,200	5.40

Noninterest earning assets	39,417			40,547

Total assets	$920,467			$870,360

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$289	$0	0.00%	$0	$0	0.00%
Money market	140,120	182	0.52	124,081	208	0.67
Savings deposits	134,799	79	0.23	134,690	114	0.34
Certificates of deposit	316,263	1,746	2.21	325,141	2,054	2.53
Borrowings	100,000	720	2.88	103,000	1,252	4.86

Total interest-bearing liabilities	691,471	2,727	1.58	686,912	3,628	2.11

Noninterest bearing liabilities	69,337			58,734

Total liabilities	760,808			745,646
Equity	159,659			124,714

Total liabilities and equity	$920,467			$870,360

Net interest/spread		$7,689	3.15%		$7,572	3.29%

Margin(4)			3.49%			3.65%

Ratio of interest-earning assets to interest bearing liabilities	127.42%			120.80%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost.
(4)	Net interest income divided by interest-earning assets.

	For the six months ended December 31,
	2011 (1)			2010 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$700,647	$20,183	5.76%	$744,802	$22,107	5.94%
Securities(3)	38,200	334	1.75	5,730	120	4.19
Federal funds sold	108,944	132	0.24	59,809	73	0.24
Federal Home Loan Bank stock	9,875	14	0.28	11,711	25	0.43
Interest-earning deposits in other financial institutions	8,311	30	0.72	11,145	66	1.18

Total interest-earning assets	865,977	20,693	4.78	833,197	22,391	5.37

Noninterest earning assets	39,118			39,891

Total assets	$905,095			$873,088

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$165	$0	0.00%	$0	$0	0.00%
Money market	137,686	404	0.59	123,623	437	0.71
Savings deposits	135,442	192	0.28	133,750	248	0.37
Certificates of deposit	313,883	3,484	2.22	325,052	4,180	2.57
Borrowings	90,000	1,514	3.36	117,571	2,840	4.83

Total interest-bearing liabilities	677,176	5,594	1.65	699,996	7,705	2.20

Noninterest bearing liabilities	68,984			61,064

Total liabilities	746,160			761,060
Equity	158,935			112,028

Total liabilities and equity	$905,095			$873,088

Net interest/spread		$15,099	3.13%		$14,686	3.17%

Margin(4)			3.49%			3.53%

Ratio of interest-earning assets to interest bearing liabilities	127.88%			119.03%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost.
(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended December 31, 2011 and December 31, 2010.

General. Net income for the three months ended December 31, 2011 was $2.0 million, a decrease of $222,000 as compared to net income of $2.3 million for the three months ended December 31, 2010. Earnings per basic and diluted common share were $0.22 for the three months ended December 31, 2011, compared to $0.24 for the three months ended December 31, 2010. The decrease in net income was primarily due to an increase in noninterest expense partially offset by a reduction in the provision for loan losses.

Interest Income. Interest income decreased $785,000, or 7.0%, to $10.4 million for the three months ended December 31, 2011 from $11.2 million for the three months ended December 31, 2010. The decrease in interest income was primarily due to a decline in interest and fees on loans of $922,000 to $10.2 million for the three months ended December 31, 2011 from $11.1 million for the three months ended December 31, 2010. The decrease in interest and fees on loans was primarily due to a decline in the average balance of loans receivable which decreased by $31.3 million to $707.4 million for the three months ended December 31, 2011 from $738.7 million for the three months ended December 31, 2010, and a decrease of 26 basis points in the average yield on loans from 6.00% for the three months ended December 31, 2010 to 5.74% for the three months ended December 31, 2011.

Partially offsetting the decrease in interest and fees on loans was an increase in interest on securities of $123,000, or 226.2%, to $178,000 for the three months ended December 31, 2011 from $54,000 for the three months ended December 31, 2010. The increase in interest income on securities was primarily due to an increase in the average balance of securities of $43.6 million to $49.2 million for the three months ended December 31, 2011 from $5.6 million for the three months ended December 31, 2010.

Interest Expense. Interest expense decreased $901,000, or 24.8% to $2.7 million for the three months ended December 31, 2011 from $3.6 million for the three months ended December 31, 2010. The decrease was primarily attributable to a 53 basis point decline in the average cost of interest bearing liabilities to 1.58% for the three months ended December 31, 2011 from 2.11% for the three months ended December 31, 2010 as a result of low interest rates during the period. The decrease in interest expense reflected a significant reduction in the cost of funds as a result of the low interest rate environment and repayment of higher costing FHLB advances which were replaced by lower costing advances.

Provision for Loan Losses. There was no provision for loan losses for the three months ended December 31, 2011. The decline in overall provision was a result of a decline in historical loss ratios and peer group loss factors on loans collectively evaluated for impairment. Delinquent loans 60 days or more decreased to $10.2 million at December 31, 2011 from $10.5 million at June 30, 2011. Delinquent loans 60 days or more to total loans decreased to 1.46% at December 31, 2011 from 1.48% at June 30, 2011. Non-performing loans decreased to $25.1 million, or 3.59% of total loans, at December 31, 2011 from $26.4 million, or 3.73% of total loans, at June 30, 2011. During the three months ended December 31, 2011, we charged-off $2.2 million of previously identified specific valuation allowances on loans generally six months or more delinquent. While the charge-offs resulted in an increase in annualized net charge-offs to 1.50% of average outstanding loans for the three months ended December 31, 2011 as compared to 0.31% of average outstanding loans for the three months ended December 31, 2010, historical loss ratios declined as specific valuation allowances were included in the historical loss factors in the periods they were identified.

While the net provision for loan losses was zero for the three months ended December 31, 2011 as compared to $200,000 for the three months ended December 31, 2010, it was comprised of a $407,000 provision on one-to-four family loans, a $181,000 reduction in provision on multi-family loans, a $265,000 reduction in provision on commercial real estate loans, a $9,000 reduction in provision on automobile loans, a $33,000 provision on home equity loans and a $15,000 provision on other loans. The reduction in provision on multi-family and commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of multi-family and commercial real estate loans collectively evaluated for impairment and a reduction in the valuation allowance on multi-family and commercial real estate loans that were individually evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased by $40,000, or 3.6% to $1.2 million for the three months ended December 31, 2011 from $1.1 million for the three months ended December 31, 2010. The increase in noninterest income was primarily a result of a decrease in a loss on an equity method investment in an affordable housing fund and an increase in ATM fees and charges.

Noninterest Expense. Our noninterest expense increased $718,000, or 14.9% to $5.6 million for the three months ended December 31, 2011 from $4.8 million for the three months ended December 31, 2010. The increase in noninterest expense was primarily due to an increase in salaries and benefits of $510,000, or 22.3%, to $2.8 million for the three months ended December 31, 2011 from $2.3 million for the three months ended December 31, 2010; an increase in professional services of $106,000, or 29.5%, to $467,000 for the three months ended December 31, 2011 from $361,000 for the three months ended December 31, 2010, partially offset by a decrease in the federal deposit insurance premium of $128,000, or 46.9%, to $145,000 for the three months ended December 31, 2011 from $274,000 for the three months ended December 31, 2010. The increase in salaries and benefits was a result of an increase in employees hired primarily in the areas of eCommerce and Lending. Employees hired in eCommerce will focus on expanding customer relationships through enhanced online banking and bill payment services. We have also hired seasoned loan officers, underwriters and support staff in the income property and one-to-four family origination departments. Professional services increased due to an increase in financial advisory, strategic and leadership advisory services as well as recruitment costs. The decrease in the federal deposit insurance premium was a result of the FDIC redefining the deposit insurance assessment base and revising assessment rates as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Income Tax Expense. Income tax expense decreased $139,000, or 10.1% to $1.2 million for the three months ended December 31, 2011 compared to $1.4 million for the three months ended December 31, 2010. This decrease was primarily the result of lower pretax income for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The effective tax rate was 37.7% and 37.8% for the three months ended December 31, 2011 and 2010, respectively.

Comparison of Results of Operations for the Six Months Ended December 31, 2011 and December 31, 2010.

General. Net income for the six months ended December 31, 2011 was $4.1 million, an increase of $66,000 as compared to net income of $4.0 million for the six months ended December 31, 2010. Earnings per basic and diluted common share were $0.45 for the six months ended December 31, 2011, compared to $0.43 for the six months ended December 31, 2010. The increase in net income resulted from an increase in net interest income and a reduction in the provision for loan losses partially offset by an increase in noninterest expense.

Interest Income. Interest income decreased $1.7 million, or 7.6%, to $20.7 million for the six months ended December 31, 2011 from $22.4 million for the six months ended December 31, 2010. The decrease in interest income was primarily due to a decline in interest and fees on loans of $1.9 million to $20.2 million for the six months ended December 31, 2011 from $22.1 million for the six months ended December 31, 2010. The decrease in interest and fees on loans was primarily due to a decline in the average balance of loans receivable which decreased by $44.2 million to $700.6 million for the six months ended December 31, 2011 from $744.8 million for the six months ended December 31, 2010, and a decrease of 18 basis points in the average yield on loans from 5.94% for the six months ended December 31, 2010 to 5.76% for the six months ended December 31, 2011.

Partially offsetting the decrease in interest and fees on loans was an increase in interest on securities of $214,000, or 178.8%, to $334,000 for the six months ended December 31, 2011 from $120,000 for the six months ended December 31, 2010. The increase in interest income on securities was primarily due to an increase in the average balance of securities of $32.5 million to $38.2 million for the six months ended December 31, 2011 from $5.7 million for the six months ended December 31, 2010.

Interest Expense. Interest expense decreased $2.1 million, or 27.4% to $5.6 million for the six months ended December 31, 2011 from $7.7 million for the six months ended December 31, 2010. The decrease was primarily attributable to a 55 basis point decline in the average cost of interest bearing liabilities to 1.65% for the six months ended December 31, 2011 from 2.20% for the six months ended December 31, 2010 as a result of low interest rates during the period. The decrease in interest expense reflected a significant reduction in the cost of funds as a result of the low interest rate environment and repayment of higher costing FHLB advances which were replaced by lower costing advances.

Provision for Loan Losses. There was no provision for loan losses for the six months ended December 31, 2011. The decline in overall provision was a result of a decline in historical loss ratios and peer group loss factors on loans collectively evaluated for impairment. During the six months ended December 31, 2011, we charged-off $2.2 million of previously identified specific valuation allowances on loans generally six months or more delinquent. While the charge-offs resulted in an increase in annualized charge-offs to 0.89% of average outstanding loans for the six months ended December 31, 2011 as compared to 0.52% of average outstanding loans for the six months ended December 31, 2010, historical loss ratios declined as specific valuation allowances were included in the historical loss factors in the periods they were identified.

While the net provision for loan losses was zero for the six months ended December 31, 2011 as compared to $950,000 for the six months ended December 31, 2010, it was comprised of a $727,000 provision on one-to-four family loans, a $154,000 provision on multi-family loans, a $902,000 reduction in provision on commercial real estate loans, a $38,000 reduction in provision on automobile loans, a $33,000 provision on home equity loans and a $26,000 provision on other loans. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of commercial real estate loans collectively evaluated for impairment and a reduction in the valuation allowance on commercial real estate loans that were individually evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased by $17,000, or 0.8% to $2.2 million for the six months ended December 31, 2011. The increase in noninterest income was primarily a result of an increase in ATM fees and charges partially offset by an increase in a loss on an equity method investment in an affordable housing fund.

Noninterest Expense. Our noninterest expense increased $1.2 million, or 12.8% to $10.7 million for the six months ended December 31, 2011 from $9.5 million for the six months ended December 31, 2010. The increase in noninterest expense was primarily due to an increase in salaries and benefits of $939,000, or 20.8%, to $5.5 million for the six months ended December 31, 2011 from $4.5 million for the six months ended December 31, 2010; an increase in professional services of $350,000, or 56.8%, to $966,000 for the six months ended December 31, 2011 from $617,000 for the six months ended December 31, 2010, partially offset by a decrease in the federal deposit insurance premium of $269,000, or 50.2%, to $266,000 for the six months ended December 31, 2011 from $535,000 for the six months ended December 31, 2010 . Additionally, REO and foreclosure expenses decreased by $278,000 to an income of $24,000 for the six months ended December 31, 2011 from an expense of $254,000 for the six months ended December 31, 2010. The decrease was primarily due to a decrease in REO write down from $154,000 for the six months ended December 31, 2010 to zero for the six months ended December 31, 2011. In addition, there was an increase in gain on sale of REO of $55,000 for the six months ended December 31, 2011 compared with zero for the six months ended December 31, 2010, and a decrease in foreclosure expense by $68,000 to $32,000 for the six months ended December 31, 2011 from $100,000 for the six months ended December 31, 2010. The increase in salaries and benefits was a result of an increase in employees hired primarily in the areas of eCommerce and Lending. Employees hired in eCommerce will focus on expanding customer relationships through enhanced online banking and bill payment services. We have also hired seasoned loan officers, underwriters and support staff in the income property and one-to-four family origination departments. Professional services increased due to an increase in financial advisory, strategic and leadership advisory services as well as recruitment costs. The decrease in the federal deposit insurance premium was a result of the FDIC redefining the deposit insurance assessment base and revising assessment rates as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Income Tax Expense. Income tax expense increased $101,000, or 4.2% to $2.5 million for the six months ended December 31, 2011 compared to $2.4 million for the six months ended December 31, 2010. This increase was primarily the result of higher pretax income for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. The effective tax rate was 37.8% and 37.2% for the six months ended December 31, 2011 and 2010, respectively.

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

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of December 31, 2011
County	One-to-four family	Multi- family residential	Commercial	Total	Percent
(Dollars in thousands)
Los Angeles	$112,699	$217,155	$48,571	$378,425	56.53%
Orange	59,468	20,460	27,578	107,506	16.06
San Diego	22,417	15,973	2,655	41,045	6.13
San Bernardino	14,560	13,255	3,441	31,256	4.67
Riverside	12,408	3,572	9,074	25,054	3.74
Santa Clara	19,553	537	0	20,090	3.00
Alameda	10,391	47	457	10,895	1.63
Other	46,237	6,357	2,610	55,204	8.24

Total	$297,733	$277,356	$94,386	$669,475	100.00%

Non-accrual Real Estate Loans by County as of December 31, 2011
County	One-to-four family	Multi- family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category
(Dollars in thousands)
Los Angeles	$4,745	$0	$1,597	$6,342	1.68%
Orange	2,935	0	0	2,935	2.73
San Diego	1,736	648	2,655	5,039	12.28
San Bernardino	2,467	1,567	0	4,034	12.91
Riverside	1,368	226	0	1,594	6.36
Santa Clara	2,264	0	0	2,264	11.27
Alameda	827	0	0	827	7.59
Other	2,045	0	0	2,045	3.70

Total	$18,387	$2,441	$4,252	$25,080	3.75%

At December 31, 2011, $178.5 million, or 59.9% of our one-to-four family residential mortgage portfolio was serviced by others. As a result of a higher level of delinquent loans nationwide, third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner. Currently, we track the servicing of these loans on our core mortgage servicing system. We have hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan falls 30 days past due. In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower. Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf. We have filed legal suit against two servicers seeking to obtain the transfer of servicing rights on $146.4 million of loans serviced by them to us. In anticipation of this effort, we have hired additional staff in the real estate loan servicing area.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at December 31, 2011:

	Amount	Percent	Non-accrual	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Purchased and serviced by others	$178,455	59.94%	$13,482	7.55%
Purchased and servicing transferred to us	22,325	7.50	2,803	12.56
Originated and serviced by us	96,953	32.56	2,102	2.17

Total	$297,733	100.00%	$18,387	6.18%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At December 31, 2011
Real estate loans:
One-to-four family	5	$2,661	17	$5,947	22	$8,608
Multi-family	0	0	2	1,567	2	1,567
Other loans:
Automobile	2	5	0	0	2	5
Other	2	2	0	0	2	2

Total loans	9	$2,668	19	$7,514	28	$10,182

At June 30, 2011
Real estate loans:
One-to-four family	2	$1,043	17	$6,583	19	$7,626
Multi-family	1	457	1	1,757	2	2,214
Commercial	0	0	1	637	1	637
Other loans:
Automobile	1	6	0	0	1	6
Other	1	3	3	5	4	8

Total loans	5	$1,509	22	$8,982	27	$10,491

At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	0	0	2	2,786	2	2,786
Other loans:
Automobile	4	35	0	0	4	35
Home equity	0	0	1	63	1	63
Other	0	0	2	4	2	4

Total loans	7	$1,332	38	$16,226	45	$17,558

Delinquent loans 60 days or more past due totaled $10.2 million or 1.46% of total loans at December 31, 2011 as compared to $10.5 million or 1.48% of total loans at June 30, 2011. Delinquent one-to-four family residential loans increased to $8.6 million at December 31, 2011 from $7.6 million at June 30, 2011. Of the $8.6 million in one-to-four family delinquent loans 60 days or more at December 31, 2011, $7.9 million or 92.3% were purchased loans serviced by two servicers. Delinquent multi-family loans decreased to $1.6 million at December 31, 2011 from $2.2 million at June 30, 2011. The decrease in delinquent multi-family loans was a result of a loan foreclosed on and sold by the Bank, and the charge-off of a previously identified specific valuation allowance on another loan. Delinquent commercial loans decreased to zero at December 31, 2011 from $637,000 at June 30, 2011 as a result of a loan foreclosed on by the Bank as of December 31, 2011.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. All loans past due 90 days and over are classified as non-accrual. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Non-accrual loans also include troubled debt restructurings that are on non-accrual status.

Non-accrual loans continue to remain at historically elevated levels as a result of the decline in the housing market as well as the prolonged levels of high unemployment in our market area. We have worked with responsible borrowers to keep their properties and as a result, as of December 31, 2011, we have restructured $11.9 million in mortgage loans of which $9.6 million were performing in accordance with their revised contractual terms. This compares to $12.9 million in restructured loans at June 30, 2011. Of the $11.9 million in restructured loans, $11.1 million were reported as non-accrual at December 31, 2011. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the payment will continue. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2011.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three and six months ended December 31, 2011, there were 15 and 28 loans that were modified and not accounted for as troubled debt restructurings in the amount of $8.8 million and $14.8 million, respectively. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

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

The following table sets forth the amounts and categories on our non-performing assets at the dates indicated (in thousands).

	At December 31,	At June 30,	At June 30,
	2011	2011	2010
Non-accrual loans:
Real estate loans:
One-to-four family	$10,835	$9,513	$15,561
Multi-family	1,567	1,757	2,786
Commercial	1,597	2,252	0
Other loans:
Home equity	37	0	63
Other	0	5	4
Troubled debt restructurings:
One-to-four family	7,552	8,872	9,193
Multi-family	874	1,332	1,179
Commercial	2,655	2,665	2,665

Total non-accrual loans	$25,117	$26,396	$31,451

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$0	$828	$1,373
Commercial	610	0	0
Other loans:
Automobile	0	10	0

Total other real estate owned and repossessed assets	$610	$838	$1,373

Total non-performing assets	$25,727	$27,234	$32,824

Ratios:
Non-performing loans to total loans (1)	3.59%	3.73%	4.08%
Non-performing assets to total assets	2.76%	3.18%	3.79%
Non-accrued interest(2)	$424	$364	$408

(1)	Total loans are net of deferred fees and costs
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

At December 31, 2011, there were four multi-family residential loans on non-accrual. The first multi-family residential loan was made to one borrower with a principal balance of $744,000, net of charge-off, at December 31, 2011 located in Adelanto, California. During the six months ended December 31, 2011, we charged-off $1.0 million of previously identified specific valuation allowances on this loan as this loan was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process. The second multi-family residential loan was made to one borrower with a principal balance of $823,000 at December 31, 2011 located in San Bernardino, California. The loan was over 90 days delinquent at December 31, 2011. The borrower is on active duty in the military. We are in the process of obtaining relief in order to proceed with foreclosure due to the protection of active service members by the Servicemembers Civil Relief Act. The remaining two multi-family residential loans on non-accrual were in the amount of $874,000 in the aggregate and were troubled debt restructurings at December 31, 2011. Of the four multi-family residential non-accrual loans, a valuation allowance of $225,000 was applied to three multi-family residential loans with a total aggregate outstanding principal balance of $1.7 million.

At December 31, 2011, we had two non-accruing commercial real estate loans with an aggregate balance of $4.3 million. The first commercial real estate loan had a principal balance of $1.6 million secured by an office building in Los Angeles County, California, which was current at December 31, 2011 but has experienced cash flow problems. Accordingly, a valuation allowance of $140,000 was applied to this loan at December 31, 2011. The second commercial real estate loan had a principal balance of $2.7 million secured by a strip mall in San Diego, California, which was a troubled debt restructuring at December 31, 2011. The level of non-accrual loans is taken into consideration in our determination of the allowance for loan losses at December 31, 2011. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a valuation allowance is applied.

Classified Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and special mention assets represented 31.70% of our equity capital and 5.44% of our total assets at December 31, 2011, as compared to 28.66% of our equity capital and 5.27% of our total assets at June 30, 2011. At December 31, 2011 and June 30, 2011, there were $22.5 million and $26.4 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows (in thousands):

	December 31, 2011	June 30, 2011
Classified and Special Mention Assets:
Loss	$0	$5
Doubtful	11	29
Substandard	35,810	34,043
Special Mention	14,947	11,026

Total	$50,768	$45,103

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. In accordance with generally accepted accounting principles the allowance is comprised of general valuation allowances and valuation allowances on loans individually evaluated for impairment.

Loans that are classified as impaired are individually evaluated. We consider a loan impaired when it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement and determine impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. The general component covers non-impaired loans and is based both on our historical loss experience as well as significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

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

Valuation allowances on real estate loans that are individually evaluated for impairment are charged-off when management believes a loan or part of a loan is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. A loan is generally considered uncollectible when the borrower’s payment is six months or more delinquent. Prior to the quarter ended December 31, 2011, specific valuation allowances were charged-off at foreclosure.

Our multi-family and commercial real estate loans (“income property”) are less seasoned, and therefore, to-date we have not incurred material charge-offs and our delinquency history on income property loans has been less than our single-family real estate loans. In addition, the multi-family portfolio has been a significant growth area in our loan portfolio beginning in fiscal 2009. For income property loans we review the debt service coverage ratios, seasoning and peer group data. In fiscal 2010, we expanded our migration analysis to include the credit loss migration from published sources, including both the Office of Thrift Supervision (“OTS”) and FDIC, in order to determine the allowance for loan losses on income property loans, given the characteristics of the peer group as compared to our portfolio. Due to the loss experience of our peer group over the past year, our analysis of debt service coverage ratios, and the limited growth of our income property compared to our prior year, the general valuation portion of our income property loan portfolio decreased by $651,000 at December 31, 2011 compared to June 30, 2011.

Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as an allowance specifically applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Given that management evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment and are excluded from loans individually evaluated for impairment; their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust individual and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of the Comptroller of the Currency (“OCC”) and the FDIC, which may require the establishment of additional general allowances or allowances on loans individually evaluated for impairment based upon their judgment of the information available to them at the time of their examination of our Bank.

Non-performing loans decreased $1.3 million to $25.1 million at December 31, 2011 from $26.4 million at June 30, 2011. The decrease in non-performing loans was primarily attributable to the charge-off incurred during the six months ended December 31, 2011 of previously identified specific valuation allowances. Consequently, non-performing loans to total loans declined to 3.59% at December 31, 2011 from 3.73% at June 30, 2011. The allowance for loan losses to non-performing loans was 32.62% at December 31, 2011 as compared to 43.06% at June 30, 2011. The decline in the allowance for loans losses to non-performing loans was a result of $2.2 million in charge-offs of previously identified specific valuation allowances on loans generally six months or more delinquent during the six months ended December 31, 2011.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31, 2011		June 30, 2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$5,191	42.58%	$6,378	39.87%
Multi-family	1,572	39.66	2,654	40.69
Commercial	1,294	13.50	2,254	15.26
Other loans:
Automobile	58	2.32	59	2.55
Home equity	46	0.12	17	0.13
Other	32	1.82	5	1.50

Total allowance for loan losses	$8,193	100.00%	$11,367	100.00%

Liquidity, Capital Resources and Commitments

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements previously imposed by our regulator and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Our liquidity, represented by cash and cash equivalents, interest earning accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances to leverage our capital base and provide funds for our lending and investment activities as well as enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2011, total approved loan commitments amounted to $2.1 million and the unadvanced portion of loans was $2.2 million. At December 31, 2011, we also committed to purchase a pool of one-to-four family loans totaling $13.4 million. We are currently performing our due diligence review which involves underwriting each loan on an individual basis in accordance with the Bank’s exiting underwriting standards.

Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at December 31, 2011, totaled $99.3 million and $40.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2011, we had available additional advances from the FHLB of San Francisco in the amount of $265.5 million. We also had an available line of credit with the Federal Reserve Bank of San Francisco of $64.7 million at December 31, 2011, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase and/or originate loans.

The following table summarizes our long-term contractual obligations at December 31, 2011 (in thousands).

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
FHLB advances	$100,000	$40,000	$20,000	$20,000	$20,000
Operating lease obligations	5,830	916	1,999	1,318	1,597
Loan commitments to originate and purchase residential mortgage loans	15,461	15,461	0	0	0
Available home equity and unadvanced lines of credit	2,162	2,162	0	0	0
Certificates of deposit	315,936	99,264	106,052	110,497	123

Total commitments and contractual obligations	$439,389	$157,803	$128,051	$131,815	$21,720

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

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its regulatory capital requirements at December 31, 2011 and June 30, 2011. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$128,080	22.77%	$44,994	8.00%	$56,243	10.00%
Tier 1 capital (to risk-weighted assets)	121,035	21.52	22,497	4.00	33,746	6.00
Tier 1 (core) capital (to adjusted tangible assets)	121,035	13.03	37,153	4.00	46,441	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$122,492	21.87%	$44,814	8.00%	$56,017	10.00%
Tier 1 capital (to risk-weighted assets)	116,467	20.79	22,407	4.00	33,610	6.00
Tier 1 (core) capital (to adjusted tangible assets)	116,467	13.67	34,092	4.00	42,615	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At December 31, 2011, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

An independent third party provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at December 31, 2011 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

	December 31, 2011
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+300	$131,515	$(4,494)	(3.30)%	14.54%	44
+200	135,918	(91)	(0.07)	14.68	58
+100	137,673	1,664	1.22	14.55	45
0	136,009	0	0.00	14.10	0
-100	130,213	(5,796)	(4.26)	13.31	(79)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
10/1/11 – 10/31/11	0	$0	0	480,257
11/1/11 – 11/30/11	0	0	0	480,257
12/1/11 – 12/31/11	57,336	12.20	57,336	422,921

*

On November 29, 2011, the Company announced its intention to repurchase up to 5% of its issued and outstanding shares, or up to approximately 480,257 shares. 57,336 shares were purchased under this plan in the six months ended December 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved and Removed

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER FEDERAL FINANCIAL GROUP, INC.

Dated: February 08, 2012

/s/ DUSTIN LUTON
Dustin Luton
President and Chief Executive Officer

/s/ JEAN M. CARANDANG
Jean M. Carandang
Chief Financial Officer