Form 10-Q
period 2012-03-31
Kaiser Federal Financial Group, Inc.
filed 2012-05-08
CIK 1412109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Common Stock, $.01 par value – 9,050,261 shares outstanding as of May 7, 2012.

Form 10-Q

KAISER FEDERAL FINANCIAL GROUP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2012	June 30, 2011
ASSETS
Cash and due from banks	$8,992	$9,214
Federal funds sold	129,760	80,440

Total cash and cash equivalents	138,752	89,654
Interest earning time deposits in other financial institutions	0	11,669
Securities available-for-sale, at fair value	57,986	16,038
Securities held-to-maturity, fair value of $1,516 and $2,299 at March 31, 2012 and June 30, 2011, respectively	1,475	2,202
Federal Home Loan Bank (FHLB) stock, at cost	8,968	10,334
Loans receivable, net of allowance for loan losses of $7,928 and $11,367 at March 31, 2012 and June 30, 2011, respectively	707,780	696,646
Accrued interest receivable	2,739	2,851
Premises and equipment, net	2,784	2,334
Goodwill	3,950	3,950
Bank-owned life insurance	13,217	12,856
Real estate owned (REO)	725	828
Other assets	6,589	7,077

Total assets	$944,965	$856,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$73,839	$57,512
Interest bearing	609,047	577,197

Total deposits	682,886	634,709
Federal Home Loan Bank advances, short-term	40,000	40,000
Federal Home Loan Bank advances, long-term	60,000	20,000
Accrued expenses and other liabilities	5,943	4,331

Total liabilities	788,829	699,040
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	0	0
Common stock, $0.01 par value; 100,000,000 authorized; March 31, 2012 — 9,172,743 shares issued June 30, 2011 — 9,574,960 shares issued	92	96
Additional paid-in capital	95,028	100,599
Retained earnings	65,853	61,832
Accumulated other comprehensive loss, net of tax	(41)	(21)
Unearned employee stock ownership plan (ESOP) shares	(4,796)	(5,107)

Total stockholders’ equity	156,136	157,399

Total liabilities and stockholders’ equity	$944,965	$856,439

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$9,652	$10,568	$29,835	$32,675
Interest on securities, taxable	187	43	521	163
Federal Home Loan Bank dividends	12	8	26	34
Other interest	73	76	235	213

Total interest income	9,924	10,695	30,617	33,085

Interest expense
Interest on deposits	1,847	2,192	5,927	7,057
Interest on borrowings	713	967	2,227	3,807

Total interest expense	2,560	3,159	8,154	10,864

Net interest income	7,364	7,536	22,463	22,221
Provision for loan losses	0	0	0	950

Net interest income after provision for loan losses	7,364	7,536	22,463	21,271

Noninterest income
Service charges and fees	362	391	1,253	1,304
ATM fees and charges	576	517	1,649	1,530
Referral commissions	77	70	231	221
(Loss) gain on equity investment	(45)	51	(185)	(69)
Bank-owned life insurance	117	119	361	366
Other noninterest income	7	10	16	19

Total noninterest income	1,094	1,158	3,325	3,371

Noninterest expense
Salaries and benefits	2,942	2,426	8,401	6,945
Occupancy and equipment	647	627	1,995	1,808
ATM expense	492	454	1,529	1,356
Advertising and promotional	92	84	283	287
Professional services	615	508	1,582	1,125
Federal deposit insurance premiums	147	232	413	767
Postage	63	67	194	206
Telephone	211	174	604	524
REO and foreclosure expense	162	32	138	287
Other operating expense	468	399	1,440	1,224

Total noninterest expense	5,839	5,003	16,579	14,529

Income before income tax expense	2,619	3,691	9,209	10,113
Income tax expense	972	1,430	3,461	3,818

Net income	$1,647	$2,261	$5,748	$6,295

Earnings per common share:
Basic	$0.18	$0.25	$0.63	$0.68
Diluted	$0.18	$0.25	$0.63	$0.68

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$1,647	$2,261	$5,748	$6,295
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	143	(19)	(35)	(10)
Income tax effect	(59)	8	15	4

Other comprehensive income (loss), net of tax	84	(11)	(20)	(6)

Comprehensive income	$1,731	$2,250	$5,728	$6,289

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Total
	Shares	Amount
Balance July 1, 2011	9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	$157,399
Net income for the nine months ended March 31, 2012	0	0	0	5,748	0	0	5,748
Other comprehensive loss – unrealized loss on securities, net of tax of ($15)	0	0	0	0	(20)	0	(20)
Dividends declared ($0.19 per share)	0	0	0	(1,727)	0	0	(1,727)
Repurchase of common stock	(435,075)	(4)	(5,883)	0	0	0	(5,887)
Stock options earned	0	0	45	0	0	0	45
Stock options exercised	7,194	0	78	0	0	0	78
Allocation of stock awards	0	0	112	0	0	0	112
Issuance of stock awards	33,664	0	0	0	0	0	0
Forfeiture of stock awards	(8,000)	0	0	0	0	0	0
Allocation of ESOP common stock	0	0	77	0	0	311	388

Balance March 31, 2012	9,172,743	$92	$95,028	$65,853	$(41)	$(4,796)	$156,136

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$5,748	$6,295
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (Accretion) of net premiums (discounts) on securities	467	(1)
Amortization (Accretion) of net premiums (discounts) on loan purchases	173	(20)
(Accretion) Amortization of net loan origination costs	(5)	62
Provision for loan losses	0	950
Gain on sale of REO	(55)	(21)
REO direct write-down	0	164
Depreciation and amortization	610	556
Amortization of core deposit intangible	22	35
Loss on equity investment	185	69
Increase in cash surrender value of bank-owned life insurance	(361)	(366)
Allocation of ESOP common stock	388	333
Allocation of stock awards	112	82
Stock options earned	45	61
Net change in accrued interest receivable	112	391
Net change in other assets	264	772
Net change in accrued expenses and other liabilities	1,612	348

Net cash provided by operating activities	9,317	9,710

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(57,271)	0
Proceeds from maturities and principal repayments of available-for-sale securities	14,822	1,051
Proceeds from maturities and principal repayments of held-to-maturity securities	727	1,318
Net change in interest earning time deposits with other financial institutions	11,669	5,121
Purchases of loans	(49,409)	0
Net change in loans	36,817	52,950
Proceeds from sale of real estate owned	1,173	1,941
Proceeds from sale of loans receivable	306	0
Redemption of FHLB stock	1,366	1,382
Purchases of premises and equipment	(1,060)	(913)

Net cash (used in) provided by investing activities	(40,860)	62,850

FINANCING ACTIVITIES
Proceeds from FHLB advances	60,000	0
Repayment of FHLB Advances	(20,000)	(52,000)
Dividends paid on common stock	(1,727)	(1,373)
Repurchase of common stock	(5,887)	0
Net change in deposits	48,177	26,160
Net proceeds from stock offering	0	59,085
Purchase of shares by ESOP pursuant to reorganization	0	(3,825)
Exercise of stock options	78	0

Net cash provided by financing activities	80,641	28,047

Net change in cash and cash equivalents	49,098	100,607
Cash and cash equivalents at beginning of period	89,654	39,560

Cash and cash equivalents at end of period	$138,752	$140,167

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$8,171	$10,877
Income taxes paid	2,174	4,250
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$984	$2,103

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

The results of operations for the three months and nine months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2012. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Adoption of New Accounting Standards:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02 – Receivable (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (“TDR”). The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider”, but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to clarify Topic 820, Fair Value Measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The amendments in this guidance are to be applied prospectively. This guidance is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position, however, it expanded the disclosure for items not carried at fair value but for which fair value is disclosed.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 does not change what would be classified as other comprehensive income (“OCI”), rather, items classified as OCI will be moved to the income statement instead of the statement of stockholders’ equity. Under this guidance, companies will have the option to present OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, companies will be required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. The FASB amended ASU 2011-05 in December 2011, with the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both standards are effective for interim and annual periods beginning after December 15, 2011, and are applied retrospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements, however it changed the way the Company discloses OCI.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

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

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation and had an immaterial impact on the calculation for the three and nine months ended March 31, 2012 and 2011. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Basic	(Dollars in thousands, except per share data)
Net income	$1,647	$2,261	$5,748	$6,295

Weighted average common shares outstanding	9,022,704	9,072,381	9,096,323	9,260,539
Basic earnings per share	$0.18	$0.25	$0.63	$0.68

Diluted
Net income	$1,647	$2,261	$5,748	$6,295

Weighted average common shares outstanding	9,022,704	9,072,381	9,096,323	9,260,539
Add: Dilutive effect of stock options	9,171	0	4,603	161

Average shares and dilutive potential common shares	9,031,875	9,072,381	9,100,926	9,260,700

Diluted earnings per share	$0.18	$0.25	$0.63	$0.68

For the three and nine months ended March 31, 2012 outstanding stock options to purchase 222,590 shares, respectively were anti-dilutive and not considered in computing diluted earnings per common share. For the three and nine months ended March 31, 2011 outstanding stock options to purchase 304,515 shares, respectively were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to nonforfeitable dividends.

The Recognition and Retention Plan (“RRP”) awards contain rights to nonforfeitable dividends and are considered participating securities. RRP shares of 39,475 are included in weighted average common shares outstanding for the three and nine months ended March 31, 2012. RRP shares of 12,230 are included in weighted average common shares outstanding for the three and nine months ended March 31, 2011.

The Company’s 2011 Equity Incentive Plan (“EIP”) provides for the issuance of stock options, restricted stock awards and restricted stock units to directors, officers, and employees. Restricted stock awards issued under the EIP contain rights to nonforfeitable dividends and are considered participating securities. Restricted stock awards of 8,664 shares are included in the weighted average common shares outstanding for the three and nine months ended March 31, 2012.

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

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three and nine months ended March 31, 2012 and 2011.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive allocations of the allowance for loan losses that are individually evaluated. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a monthly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

As of March 31, 2012 and June 30, 2011, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following table (in thousands):

		Fair Value Measurements Using
Assets at March 31, 2012:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Mortgage-backed securities (residential)	$21,039	$0	$21,039	$0
Collateralized mortgage obligations (residential)	36,947	0	36,947	0

Total available-for-sale securities	$57,986	$0	$57,986	$0

Assets at June 30, 2011:
Available-for-sale securities
FHLB Bond	$4,999	$0	$4,999	$0
Mortgage-backed securities (residential)	184	0	184	0
Collateralized mortgage obligations (residential)	10,855	0	10,855	0

Total available-for-sale securities	$16,038	$0	$16,038	$0

The following financial assets were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
Assets at March 31, 2012:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans
One-to-four family residential	$10,942	$0	$0	$10,942
Multi-family residential	888	0	0	888
Commercial real estate	1,311	0	0	1,311

Total impaired loans	$13,141	$0	$0	$13,141

Assets at June 30, 2011

Impaired Loans
One-to-four family residential	$11,873	$0	$0	$11,873
Multi-family residential	1,334	0	0	1,334
Commercial real estate	3,630	0	0	3,630

Total impaired loans	$16,837	$0	$0	$16,837

At March 31, 2012, no nonfinancial assets were measured at fair value on a non-recurring basis. At June 31, 2011, the following nonfinancial assets were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2011:

Real estate owned: one-to-four family residential	$828	$0	$0	$828

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans, or alternatively, based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of collateral is calculated using an independent third party appraisal. For one-to-four family residential loans, appraised values are based on the comparative sales approach. A significant unobservable input in the sales approach is the adjustment for the differences between the comparable sales. At March 31, 2012, these adjustments ranged from an upward adjustment of 3.3% to a discount of 16.8%. For multi-family residential and commercial real estate loans, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. At March 31, 2012, adjustments made on multi-family residential and commercial real estate loans valued using the comparable sales approach ranged from 0.0% to a discount of 8.0%. A significant unobservable input in the income approach is the estimated income capitalization rate. At March 31, 2012, a 7.5% capitalization rate was utilized to determine the fair value of the underlying collateral of a multi-family residential loan. Impaired loans measured at fair value had a principal balance of $15.9 million at March 31, 2012 as compared to $22.2 million at June 30, 2011. The valuation allowance for these loans was $2.8 million at March 31, 2012 as compared to $5.3 million at June 30, 2011. The reduction of valuation allowance for impaired loans was primarily attributable to charge-offs of specific valuation allowances previously identified during the nine months ended March 31, 2012.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three and nine months ended March 31, 2012, the Company did not incur a charge to reduce real estate owned to fair value. During the three and nine months ended March 31, 2011, the Company incurred charges of $10,000 and $164,000, respectively to reduce real estate owned to fair value.

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

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair values. Cash on hand and non-interest due from bank accounts are classified as Level 1 and federal funds sold are classified as Level 2.

Interest Earning Time Deposits in Other Financial Institutions

The carrying amounts of interest earning time deposits in other financial institutions approximate fair values and are classified as Level 2.

Investments

Estimated fair values for securities held-to-maturity are obtained from quoted market prices where available and are classified as Level 1. Where quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and are classified as Level 2.

Securities available-for-sale that are previously reported are excluded from the fair value disclosure below.

FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans

Fair value for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Accrued Interest Receivable

The carrying amounts of accrued interest receivable approximate fair value resulting in a Level 3 classification.

Deposits

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

FHLB Advances

The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Off-Balance Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	Fair Value Measurements at March 31, 2012 Using:					June 30, 2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash on hand and non-interest bearing due from bank accounts	$8,992	$8,992	$0	$0	$8,992	$9,214	$9,214
Federal funds sold	129,760	0	129,760	0	129,760	80,440	80,440
Interest earning time deposits in other financial institutions	0	0	0	0	0	11,669	11,669
Securities held-to-maturity	1,475	0	1,516	0	1,516	2,202	2,299
Federal Home Loan Bank Stock	8,968	0	0	NA	NA	10,334	NA
Loans receivable, net	694,639	0	0	721,539	721,539	679,809	687,135
Accrued interest receivable - loans	2,623	0	0	2,623	2,623	2,781	2,781
Accrued interest receivable - investments	116	0	116	0	116	70	70
Financial liabilities:
Deposits	682,886	0	693,146	0	693,146	634,709	643,595
FHLB Advances	100,000	0	102,036	0	102,036	60,000	61,542

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
March 31, 2012
Mortgage-backed (residential):
Fannie Mae	$15,188	$79	$0	$15,109
Freddie Mac	5,851	8	(6)	5,849
Collateralized mortgage obligations (residential):
Fannie Mae	21,435	0	(153)	21,588
Freddie Mac	15,512	49	(47)	15,510

Total	$57,986	$136	$(206)	$58,056

June 30, 2011
FHLB Bond	$4,999	$1	$0	$4,998
Mortgage-backed (residential):
Freddie Mac	184	5	0	179
Collateralized mortgage obligations (residential):
Fannie Mae	5,115	0	(95)	5,210
Freddie Mac	5,740	54	0	5,686

Total	$16,038	$60	$(95)	$16,073

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2012
Mortgage-backed (residential)
Fannie Mae	$135	$3	$0	$138
Freddie Mac	97	6	0	103
Ginnie Mae	46	1	0	47
Collateralized mortgage obligations (residential)
Fannie Mae	672	20	0	692
Freddie Mac	525	11	0	536

Total	$1,475	$41	$0	$1,516

June 30, 2011
Mortgage-backed (residential)
Fannie Mae	$144	$3	$0	$147
Freddie Mac	109	7	0	116
Ginnie Mae	52	1	0	53
Collateralized mortgage obligations (residential)
Fannie Mae	908	32	0	940
Freddie Mac	989	54	0	1,043

Total	$2,202	$97	$0	$2,299

There were no sales of securities during the three or nine months ended March 31, 2012 or March 31, 2011.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at March 31, 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. An FHLB bond with a maturity date of April, 2014 was called during July 2011.

Securities with unrealized losses at March 31, 2012 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2012
Description of Securities
Mortgage-backed (residential)	$3,414	$(6)	$0	$0	$3,414	$(6)
Collateralized mortgage obligations (residential)	32,744	(200)	0	0	32,744	(200)

Total temporarily impaired	$36,158	$(206)	$0	$0	$36,158	$(206)

June 30, 2011
Description of Securities
Collateralized mortgage obligations (residential)	$5,115	$(95)	$0	$0	$5,115	$(95)

Total temporarily impaired	$5,115	$(95)	$0	$0	$5,115	$(95)

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

At March 31, 2012, nine debt securities had an aggregate unrealized loss of 0.3% of the Company’s amortized cost basis. At June 30, 2011, one debt security had an unrealized loss of 0.5% of the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of March 31, 2012 and June 30, 2011.

There were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans

The composition of loans consists of the following (in thousands):

	March 31, 2012	June 30, 2011
Real Estate:
One-to-four family residential, fixed rate	$235,331	$229,449
One-to-four family residential, variable rate	81,747	52,619
Multi-family residential, variable rate	279,369	287,808
Commercial real estate, variable rate	89,106	107,961

	685,553	677,837

Consumer:
Automobile	16,086	18,008
Home equity	855	940
Other consumer loans, primarily unsecured	11,893	10,604

	28,834	29,552

Total loans	714,387	707,389
Deferred net loan origination costs	463	659
Net premium (discounts) on purchased loans	858	(35)
Allowance for loan losses	(7,928)	(11,367)

	$707,780	$696,646

During the three months ended March 31, 2012, the Bank purchased $13.0 million newly originated adjustable and fixed rate one-to-four family loans at a premium of 2.50%, or $326,000. The purchased loans carried a weighted average interest rate of 3.97% net of servicing fees of 25 basis points and are serviced by an outside servicer. During the nine months ended March 31, 2012, the Bank purchased $47.8 million of newly originated adjustable and fixed rate one-to-four family loans at a premium of 2.22%, or $1.0 million. The purchased loans carried a weighted average interest rate of 4.22% net of servicing fees of 25 basis points and are serviced by an outside servicer. Each purchased loan was underwritten in accordance with the Bank’s underwriting standards and met the Bank’s residential underwriting requirements. The loans purchased were current at the time of purchase.

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the
	Three months ended March 31, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$5,191	$1,572	$1,294	$58	$46	$32	$8,193
Provision for loan losses	117	(92)	(33)	(16)	21	3	0
Recoveries	0	0	0	19	0	2	21
Loans charged-off	(285)	0	0	0	0	(1)	(286)

Balance, end of period	$5,023	$1,480	$1,261	$61	$67	$36	$7,928

	Allowance for loan losses for the
	Three months ended March 31, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$5,932	$4,056	$2,151	$118	$13	$32	$12,302
Provision for loan losses	1,335	(1,204)	(83)	(46)	3	(5)	0
Recoveries	0	0	0	27	0	6	33
Loans charged-off	(481)	0	0	(24)	0	(6)	(511)

Balance, end of period	$6,786	$2,852	$2,068	$75	$16	$27	$11,824

	Allowance for loan losses for the
	Nine months ended March 31, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367
Provision for loan losses	844	62	(935)	(54)	54	29	0
Recoveries	104	0	0	82	0	7	193
Loans charged-off	(2,290)	(1,236)	(58)	(26)	0	(22)	(3,632)

Balance, end of period	$5,023	$1,480	$1,261	$61	$67	$36	$7,928

	Allowance for loan losses for the
	Nine months ended March 31, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$7,812	$3,643	$1,599	$185	$9	$61	$13,309
Provision for loan losses	593	(19)	469	(134)	7	34	950
Recoveries	90	0	0	90	0	23	203
Loans charged-off	(1,709)	(772)	0	(66)	0	(91)	(2,638)

Balance, end of period	$6,786	$2,852	$2,068	$75	$16	$27	$11,824

At March 31, 2012, non-accrual loans totaled $25.1 million, compared to $26.4 million at June 30, 2011. At March 31, 2012 and June 30, 2011, there were no loans past due more than 90 days and still accruing interest. The difference between the recorded investment and unpaid principal balance of loans relates to accrued interest, net deferred origination costs and net premiums and discounts on purchased loans each of which is immaterial to each loan class.

There was no provision for loan losses for the three and nine months ended March 31, 2012 as compared to no provision for the three months ended March 31, 2011, and $950,000 for the nine months ended March 31, 2011. While the net provision for loan losses was zero for the three months ended March 31, 2012, it was comprised of a $117,000 provision on one-to-four family loans, a $92,000 reduction in provision on multi-family loans, a $33,000 reduction in provision on commercial real estate loans, a $16,000 reduction in provision on automobile loans, a $21,000 provision on home equity loans and a $3,000 provision on other loans. The reduction in provision on multi-family loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment and a reduction in the valuation allowance on multi-family loans that were individually evaluated for impairment.

While the net provision for loan losses was zero for the nine months ended March 31, 2012, it was comprised of a $844,000 provision on one-to-four family loans, a $62,000 provision on multi-family loans, a $935,000 reduction in provision on commercial real estate loans, a $54,000 reduction in provision on automobile loans, a $54,000 provision on home equity loans and a $29,000 provision on other loans. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of commercial real estate loans collectively evaluated for impairment and a reduction in the valuation allowance on commercial real estate loans that were individually evaluated for impairment.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and June 30, 2011 (in thousands):

March 31, 2012	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,327	$150	$277	$6	$37	$4	$2,801
Collectively evaluated for impairment	2,696	1,330	984	55	30	32	5,127

Total ending allowance balance	$5,023	$1,480	$1,261	$61	$67	$36	$7,928

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$19,189	$2,431	$4,234	$6	$37	$4	$25,901
Collectively evaluated for impairment	297,889	276,938	84,872	16,080	818	11,889	688,486

Total ending loan balance	$317,078	$279,369	$89,106	$16,086	$855	$11,893	$714,387

June 30, 2011	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,582	$1,107	$649	$0	$0	$5	$5,343
Collectively evaluated for impairment	2,783	1,547	1,605	59	13	17	6,024

Total ending allowance balance	$6,365	$2,654	$2,254	$59	$13	$22	$11,367

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$18,385	$3,089	$4,917	$0	$0	$5	$26,396
Collectively evaluated for impairment	263,683	284,719	103,044	18,008	940	10,599	680,993

Total ending loan balance	$282,068	$287,808	$107,961	$18,008	$940	$10,604	$707,389

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

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and June 30, 2011 (in thousands):

March 31, 2012	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$5,921	$0
Multi-family residential	1,392	0
Commercial real estate	2,646	0

	9,959	0

With an allowance recorded:
Real estate loans:
One-to-four family	13,268	2,327
Multi-family residential	1,039	150
Commercial real estate	1,588	277
Other loans:
Automobile	6	6
Home equity	37	37
Other	4	4

	15,942	2,801

Total	$25,901	$2,801

June 30, 2011	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$2,931	$0
Multi-family residential	648	0
Commercial real estate	637	0

	4,216	0

With an allowance recorded:
Real estate loans:
One-to-four family	15,454	3,582
Multi-family residential	2,441	1,107
Commercial real estate	4,280	649
Other loans:
Other	5	5

	22,180	5,343

Total	$26,396	$5,343

The following table presents monthly average of individually impaired loans by class as of March 31, 2012 and March 31, 2011 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Real estate loan:
One-to-four family	$19,198	$20,694	$18,813	$22,055
Multi-family residential	2,436	2,767	2,854	3,419
Commercial real estate	4,243	4,609	4,578	3,944
Other loans:
Home Equity	37	0	19	16

Total	$25,914	$28,070	$26,264	$29,434

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

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
One-to-four family	$121	$131	$448	$495
Multi-family residential	47	11	75	39
Commercial real estate	61	107	202	194

Total	$229	$249	$725	$728

The following table presents nonaccrual loans by class of loans (in thousands):

Non-accrual loans:	March 31, 2012	June 30, 2011
Real estate loans:
One-to-four family	$18,375	$18,385
Multi-family residential	2,430	3,089
Commercial	4,234	4,917
Other loans:
Home Equity	37	0
Other	4	5

Total non-accrual loans	$25,080	$26,396

The following tables present the aging of past due loans by class of loans (in thousands):

March 31, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$2,969	$412	$8,800	$12,181	$304,897	$317,078
Multi-family	0	0	744	744	278,625	279,369
Commercial	0	0	0	0	89,106	89,106
Other loans:
Automobile	22	6	0	28	16,058	16,086
Other	3	11	4	18	12,730	12,748

Total loans	$2,994	$429	$9,548	$12,971	$701,416	$714,387

June 30, 2011	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$2,737	$1,043	$6,583	$10,363	$271,705	$282,068
Multi-family	0	457	1,757	2,214	285,594	287,808
Commercial	0	0	637	637	107,324	107,961
Other loans:
Automobile	64	6	0	70	17,938	18,008
Other	5	3	5	13	11,531	11,544

Total loans	$2,806	$1,509	$8,982	$13,297	$694,092	$707,389

Troubled Debt Restructurings:

Troubled debt restructurings totaled $11.8 million and $12.9 million at March 31, 2012 and June 30, 2011, respectively. Troubled debt restructurings of $11.0 million and $12.9 million are included in the non-accrual loans at March 31, 2012 and June 30, 2011. The Bank has allocated $1.3 million and $2.5 million of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and June 30, 2011, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at March 31, 2012 and June 30, 2011.

In the past, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There were no loan modifications that met the definition of troubled debt restructuring during the three and nine months ended March 31, 2012.

During the three and nine months ended March 31, 2012, there was one one-to-four family loan, with a recorded investment of $345,000, modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default. This troubled debt restructuring increased the allowance for loan losses by $65,000 and did not result in any charge-offs during the three and nine months ended March 31, 2012.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the period ended March 31, 2012 that did not meet the definition of a troubled debt restructuring. During the three and nine months ended March 31, 2012, there were 21 and 49 loans that were modified and not accounted for as troubled debt restructurings in the amount of $14.5 million and $29.2 million, respectively. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.

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

Loss. Assets classified as loss are considered uncollectible and of such little value that continuance as an asset, without establishment of a valuation allowance individually evaluated or charge-off, is not warranted.

Loans not meeting the criteria as part of the above described process are considered to be Pass rated loans. Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Pass rated assets are not more than 59 days past due but are generally performing in accordance with the loan terms.

As of March 31, 2012 and June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$284,126	$10,647	$22,305	$0	$0
Multi-family	269,386	5,149	4,834	0	0
Commercial	75,497	5,845	7,764	0	0
Other loans:
Automobile	15,843	80	148	9	6
Home equity	818	0	37	0	0
Other	11,866	0	14	9	4

Total loans	$657,536	$21,721	$35,102	$18	$10

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$256,142	$3,958	$21,968	$0	$0
Multi-family	280,723	1,439	5,646	0	0
Commercial	96,320	5,495	6,146	0	0
Other loans:
Automobile	17,582	134	271	21	0
Other	11,519	0	12	8	5

Total loans	$662,286	$11,026	$34,043	$29	$5

Note 6 - Real Estate Owned

Changes in real estate owned are summarized as follows (in thousands):

	Nine months ended March 31, 2012	Year ended June 30, 2011
Beginning of period	$828	$1,373
Transfers in	984	2,728
Capitalized improvements	31	259
Direct write-down	0	(163)
Sales	(1,118)	(3,369)

End of period	$725	$828

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	Nine months ended
	March 31, 2012	March 31, 2011
Net gain on sales	$55	$21
Direct write-down	0	(164)
Operating expenses, net of rental income	(31)	(231)

Total	$24	$(374)

The Company has no valuation allowance or activity in the valuation allowance account for the nine months ended March 31, 2012 and March 31, 2011.

Note 7 – Federal Home Loan Bank Advances

FHLB advances were $100.0 million and $60.0 million at March 31, 2012 and June 30, 2011, respectively. At March 31, 2012, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 4.93% with a weighted average stated rate of 2.85%. At June 30, 2011, the stated interest rates on the Bank’s advances from the FHLB ranged from 4.40% to 5.28%, with a weighted average stated rate of 4.86%.

The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years are as follows (in thousands):

Fiscal Year of Maturity	March 31, 2011	June 30, 2011
2012	$20,000	$40,000
2013	20,000	20,000
2014	0	0
2015	20,000	0
2016 and thereafter	40,000	0

Total	$100,000	$60,000

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

For the three and nine months ended March 31, 2012, the Company repurchased 377,739 and 435,075 shares at aggregate cost of $5.2 million and $5.9 million, net of commissions, respectively. The shares were repurchased at weighted average prices of $13.68 and $13.47 per share, respectively.

Note 9 – Subsequent Events

On April 26, 2012, the Company announced the completion of the repurchase of 5% of its outstanding shares of common stock, or 480,257 shares under the stock repurchase program previously announced on November 30, 2011. The shares were repurchased at prices between $12.00 and $13.94 per share with an average price of $13.51 per share.

Upon completion of the aforementioned stock repurchase program, the Board of Directors authorized the second stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 456,378 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC’s rules. Any repurchased shares will be available for general corporate purposes, including the funding of the Company’s equity incentive plan.

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

Market Area

Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. Economic conditions remain weak both nationally and in our market area of California. We continue to experience distressed home prices and California in particular has experienced significant declines in real estate values. In addition, while both California and national unemployment rates improved during the nine month ended March 31, 2012, unemployment rates remain at historically high levels. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California were 11.0% in March 2012 as compared to 11.8% in June 2011. This compares to the national unemployment rate of 8.2% in March 2012 and 9.2% in June 2011.

Comparison of Financial Condition at March 31, 2012 and June 30, 2011.

Assets. Total assets increased $88.5 million, or 10.3% to $945.0 million at March 31, 2012 from $856.4 million at June 30, 2011. The increase primarily reflected growth in cash and cash equivalents, securities available-for-sale and net loans receivable. The increase in assets was funded with Federal Home Loan Bank advances and increased deposits.

Cash and cash equivalents increased by $49.1 million, or 54.8% to $138.8 million at March 31, 2012 from $89.7 million at June 30, 2011. The increase was primarily due to an increase in FHLB advances and deposits partially offset by purchases of securities. Cash and cash equivalents remain at historically elevated levels as we continue deploying capital received from the second-step stock offering. We expect to leverage our capital in the future with increased loan originations and purchases, as well as the repurchase of Company stock.

Securities available-for-sale increased by $42.0 million, or 261.6%, to $58.0 million at March 31, 2012 from $16.0 million at June 30, 2011 due to the purchase of $57.3 million in securities, offset by $15.3 million in maturities, principal repayments, and amortization on our mortgage-backed securities and collateralized mortgage obligations. During the nine months ended March 31, 2012, the purchased securities included six government-sponsored enterprise (“GSE”) mortgage backed securities with a fair value of $20.9 million in the aggregate and carried a weighted average yield of 2.49% and seven GSE collateralized mortgage obligations with a fair value of $29.2 million in the aggregate and carried a weighted average yield of 0.98%. The purchased investments were funded with FHLB advances.

Our net loan portfolio increased by $11.1 million, or 1.6% to $707.8 million at March 31, 2012 from $696.6 million at June 30, 2011 due primarily to the purchase of adjustable and fixed rate one-to-four family real estate loans in the amount of $47.8 million net of a $1.0 million purchase premium, partially offset by loan maturities and repayments of $36.8 million. One-to-four family real estate loans increased $35.0 million, or 12.4% to $317.1 million at March 31, 2012 from $282.1 million at June 30, 2011. Multi-family loans decreased $8.4 million, or 2.9% to $279.4 million at March 31, 2012 from $287.8 million at June 30, 2011. Commercial real estate loans decreased $18.9 million, or 17.5% to $89.1 million at March 31, 2012 from $108.0 million at June 30, 2011. Other loans, which were comprised primarily of automobile and unsecured loans decreased $718,000, or 2.4% to $28.8 million at March 31, 2012 from $29.6 million at June 30, 2011. Real estate loans comprised 96.0% of the total loan portfolio at March 31, 2012, compared with 95.8% at June 30, 2011.

The allowance for loan losses decreased by $3.5 million, or 30.3% to $7.9 million at March 31, 2012 from $11.4 million at June 30, 2011. The decrease was due primarily to $2.2 million in charge-offs of previously identified specific valuation allowances on loans generally six months or more delinquent or otherwise deemed uncollectible. Prior to the quarter ended December 31, 2011, specific valuation allowances were carried in the allowance for loan losses and charged-off at foreclosure. Loans charged-off during the nine months ended March 31, 2012 totaled $3.6 million as compared to $2.6 million for the nine months ended March 31, 2011. While charge-offs increased, historical loss ratios declined as specific valuation allowances were included in the historical loss experience ratios in the earlier periods they were originally identified.

Deposits. Total deposits increased $48.2 million, or 7.6% to $682.9 million at March 31, 2012 from $634.7 million at June 30, 2011. The growth was comprised of increases of $16.3 million in noninterest bearing deposits and $31.8 million in interest bearing deposits. The $31.8 million increase in interest bearing deposits consisted of a $16.8 million, or 12.8%, increase in money market accounts from $132.0 million at June 30, 2011 to $148.8 million at March 31, 2012; a $10.7 million, or 8.0%, increase in savings account from $133.9 million at June 30, 2011 to $144.6 million at March 31, 2012; a $222,000, or 0.1%, increase in certificates of deposit from $311.3 million at June 30, 2011 to $311.6 million at March 31, 2012; and the introduction of a new interest-bearing checking product with a balance of $4.1 million at March 31, 2012. The increase in noninterest bearing deposits was typical this time of year due to tax refunds as well as an extra payroll deposit received by a significant number of our customers at the end of the quarter. The increase in interest bearing deposits was primarily a result of the introduction of new money market and interest-bearing checking products as well as continued growth in existing money market and savings products. Money market and savings accounts have steadily increased as certain customers prefer the short-term flexibility of non-certificate accounts in a low interest rate environment.

Borrowings. FHLB advances increased to $100.0 million at March 31, 2012 as compared to $60.0 million at June 30, 2011. During the nine months ended March 31, 2012, the Bank borrowed $60.0 million in FHLB advances at a weighted average cost of 1.64%. This borrowing was partially offset by $20.0 million in FHLB advance maturities. The increase in borrowings has allowed the Bank to improve its interest rate risk position by locking in longer term funding as the weighted average term on the new borrowings is five years.

Stockholders’ Equity. Stockholders’ equity decreased $1.3 million to $156.1 million at March 31, 2012 from $157.4 million at June 30, 2011. The decrease in stockholders’ equity was primarily attributable to shares repurchased during the nine months ended March 31, 2012 pursuant to the stock repurchase program and cash dividends paid offset by earnings.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended March 31, 2012 and 2011, respectively.

	For the three months ended March 31,
	2012 (1)			2011 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$700,318	$9,652	5.52%	$716,481	$10,568	5.90%
Securities(3)	62,182	187	1.20	4,774	43	3.60
Federal funds sold	118,926	69	0.23	99,928	55	0.22
Federal Home Loan Bank stock	9,305	12	0.52	11,131	8	0.29
Interest-earning deposits in other financial institutions	2,508	4	0.64	11,766	21	0.71

Total interest-earning assets	893,239	9,924	4.45	844,080	10,695	5.07

Noninterest earning assets	39,078			40,087

Total assets	$932,317			$884,167

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$2,440	$1	0.16%	$0	$0	0.00%
Money market	144,896	136	0.38	125,414	201	0.64
Savings deposits	136,248	53	0.16	127,446	107	0.34
Certificates of deposit	314,128	1,657	2.11	320,950	1,884	2.35
Borrowings	100,000	713	2.85	85,000	967	4.55

Total interest-bearing liabilities	697,712	2,560	1.47	658,810	3,159	1.92

Noninterest bearing liabilities	75,410			70,964

Total liabilities	773,122			729,774
Equity	159,195			154,393

Total liabilities and equity	$932,317			$884,167

Net interest/spread		$7,364	2.98%		$7,536	3.15%

Margin(4)			3.30%			3.57%

Ratio of interest-earning assets to interest bearing liabilities	128.02%			128.12%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost.
(4)	Net interest income divided by interest-earning assets.

The following table sets forth certain information for the nine months ended March 31, 2012 and 2011, respectively.

	For the nine months ended March 31,
	2012 (1)			2011 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$701,349	$29,835	5.67%	$734,673	$32,675	5.93%
Securities(3)	45,144	521	1.54	5,176	163	4.20
Federal funds sold	111,669	201	0.24	73,954	127	0.23
Federal Home Loan Bank stock	9,693	26	0.36	11,526	34	0.39
Interest-earning deposits in other financial institutions	6,380	34	0.71	11,410	86	1.00

Total interest-earning assets	874,235	30,617	4.67	836,739	33,085	5.27

Noninterest earning assets	38,997			39,856

Total assets	$913,232			$876,595

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$976	$1	0.14%	$0	$0	0.00%
Money market	140,032	540	0.51	124,123	638	0.69
Savings deposits	136,055	245	0.24	129,051	355	0.37
Certificates of deposit	313,776	5,141	2.18	323,772	6,064	2.50
Borrowings	93,000	2,227	3.19	107,800	3,807	4.71

Total interest-bearing liabilities	683,839	8,154	1.59	684,746	10,864	2.12

Noninterest bearing liabilities	70,465			67,011

Total liabilities	754,304			751,757
Equity	158,928			124,838

Total liabilities and equity	$913,232			$876,595

Net interest/spread		$22,463	3.08%		$22,221	3.15%

Margin(4)			3.43%			3.54%

Ratio of interest-earning assets to interest bearing liabilities	127.84%			122.20%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost.
(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011.

General. Net income for the three months ended March 31, 2012 was $1.6 million, a decrease of $614,000 as compared to net income of $2.3 million for the three months ended March 31, 2011. Earnings per basic and diluted common share were $0.18 for the three months ended March 31, 2012, compared to $0.25 for the three months ended March 31, 2011. The decrease in net income was primarily due to a decrease in net interest income and an increase in noninterest expense partially offset by a decrease in income tax expense.

Interest Income. Interest income decreased $770,000, or 7.2%, to $9.9 million for the three months ended March 31, 2012 from $10.7 million for the three months ended March 31, 2011. The decrease in interest income was primarily due to a decline in interest and fees on loans of $916,000 to $9.7 million for the three months ended March 31, 2012 from $10.6 million for the three months ended March 31, 2011. The decrease in interest and fees on loans was primarily due to a decline in the average balance of loans receivable which decreased by $16.2 million to $700.3 million for the three months ended March 31, 2012 from $716.5 million for the three months ended March 31, 2011, and a decrease of 38 basis points in the average yield on loans from 5.90% for the three months ended March 31, 2011 to 5.52% for the three months ended March 31, 2012. The decrease in the average yield on loans was primarily a result of lower yields earned on loan originations during the period as a result of the low interest rate environment.

Partially offsetting the decrease in interest and fees on loans was an increase in interest on securities of $144,000, or 334.9%, to $187,000 for the three months ended March 31, 2012 from $43,000 for the three months ended March 31, 2011. The increase in interest income on securities was primarily due to an increase in the average balance of securities of $57.4 million to $62.2 million for the three months ended March 31, 2012 from $4.8 million for the three months ended March 31, 2011 due to new securities purchased.

Interest Expense. Interest expense decreased $598,000, or 18.9% to $2.6 million for the three months ended March 31, 2012 from $3.2 million for the three months ended March 31, 2011. The decrease was primarily attributable to a 45 basis point decline in the average cost of interest bearing liabilities to 1.47% for the three months ended March 31, 2012 from 1.92% for the three months ended March 31, 2011 as a result of low interest rates during the period. The decrease in interest expense reflected a significant reduction in the cost of funds such as interest on deposits and borrowings as a result of the low interest rate environment and repayment of higher costing FHLB advances which were replaced by lower costing advances.

Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2012 and March 31, 2011, respectively. The lack of a provision in both quarters was a result of a decline in historical loss ratios and peer group loss factors on loans collectively evaluated for impairment. Delinquent loans 60 days or more decreased to $10.0 million, or 1.4% of total loans, at March 31, 2012 from $10.5 million, or 1.48% of total loans, at June 30, 2011. Non-performing loans decreased to $25.1 million, or 3.50% of total loans, at March 31, 2012 from $26.4 million, or 3.73% of total loans, at June 30, 2011. Annualized net charge-offs decreased to 0.15% of average outstanding loans for the three months ended March 31, 2012 as compared to 0.26% of average outstanding loans for the three months ended March 31, 2011.

While the net provision for loan losses was zero for the three months ended March 31, 2012, it was comprised of a $117,000 provision on one-to-four family real estate loans, a $92,000 reduction in provision on multi-family loans, a $33,000 reduction in provision on commercial real estate loans, a $16,000 reduction in provision on automobile loans, a $21,000 provision on home equity loans and a $3,000 provision on other loans. The reduction in provision on multi-family loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, and a reduction in the valuation allowance on multi-family loans that were individually evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income decreased slightly by $64,000, or 5.5% to $1.1 million for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011. The decrease in noninterest income was primarily a result of an increase in a loss on an equity method investment in an affordable housing fund partially offset by an increase in ATM fees and charges.

Noninterest Expense. Our noninterest expense increased $835,000, or 16.7% to $5.8 million for the three months ended March 31, 2012 from $5.0 million for the three months ended March 31, 2011. The increase in noninterest expense was primarily due to an increase in salaries and benefits of $517,000, or 21.3%, to $2.9 million for the three months ended March 31, 2012 from $2.4 million for the three months ended March 31, 2011; an increase in professional services of $107,000, or 21.1%, to $615,000 for the three months ended March 31, 2012 from $508,000 for the three months ended March 31, 2011; and an increase in REO and foreclosure expenses of $130,000 from $32,000 for the three months ended March 31, 2011 to $162,000 for the three months ended March 31, 2012. The increase in salaries and benefits was a result of an increase in employees hired primarily in the areas of eCommerce and Lending. Employees hired in eCommerce will focus on expanding customer relationships through enhanced eCommerce delivery channels such as online and mobile banking as well as bill payment services. We have also hired seasoned loan officers, underwriters and support staff in the income property and one-to-four family origination departments. Professional services increased due to an increase in financial advisory, strategic and leadership advisory services as well as recruitment costs. The increase in REO and foreclosure expenses was primarily due to an increase of $118,000 in foreclosure expenses from $44,000 for the three months ended March 31, 2011 to $162,000 for the three months ended March 31, 2012.

Income Tax Expense. Income tax expense decreased $457,000, or 32.0% to $972,000 for the three months ended March 31, 2012 compared to $1.4 million for the three months ended March 31, 2011. This decrease was primarily the result of lower pretax income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The effective tax rates were 37.1% and 38.7% for the three months ended March 31, 2012 and 2011, respectively.

Comparison of Results of Operations for the Nine Months Ended March 31, 2012 and March 31, 2011.

General. Net income for the nine months ended March 31, 2012 was $5.7 million, a decrease of $547,000 as compared to net income of $6.3 million for the nine months ended March 31, 2011. Earnings per basic and diluted common share were $0.63 for the nine months ended March 31, 2012, compared to $0.68 for the nine months ended March 31, 2011. The decrease in net income resulted primarily from an increase in noninterest expense offset by an increase in net interest income, a reduction in the provision for loan losses, and a decrease in income tax expense.

Interest Income. Interest income decreased $2.5 million, or 7.5%, to $30.6 million for the nine months ended March 31, 2012 from $33.1 million for the nine months ended March 31, 2011. The decrease in interest income was primarily due to a decline in interest and fees on loans of $2.8 million to $29.8 million for the nine months ended March 31, 2012 from $32.7 million for the nine months ended March 31, 2011. The decrease in interest and fees on loans was primarily due to a decline in the average balance of loans receivable of $33.3 million to $701.3 million for the nine months ended March 31, 2012 from $734.7 million for the nine months ended March 31, 2011, and a decrease of 26 basis points in the average yield on loans from 5.93% for the nine months ended March 31, 2011 to 5.67% for the nine months ended March 31, 2012. The decrease in the average yield on loans was primarily a result of lower yields earned on loan originations during the period as a result of the low interest rate environment.

Partially offsetting the decrease in interest and fees on loans was an increase in interest on securities of $358,000, or 219.6%, to $521,000 for the nine months ended March 31, 2012 from $163,000 for the nine months ended March 31, 2011. The increase in interest income on securities was primarily due to an increase in the average balance of securities of $40.0 million to $45.1 million for the nine months ended March 31, 2012 from $5.2 million for the nine months ended March 31, 2011 due to new securities purchased.

Interest Expense. Interest expense decreased $2.7 million, or 25.0% to $8.2 million for the nine months ended March 31, 2012 from $10.9 million for the nine months ended March 31, 2011. The decrease was primarily attributable to a 53 basis point decline in the average cost of interest bearing liabilities to 1.59% for the nine months ended March 31, 2012 from 2.12% for the nine months ended March 31, 2011 as a result of low interest rates during the period. The decrease in interest expense reflected a significant reduction in the cost of funds such as interest on deposits and borrowings as a result of the low interest rate environment and repayment of higher costing FHLB advances which were replaced by lower costing advances.

Provision for Loan Losses. There was no provision for loan losses for the nine months ended March 31, 2012 as compared to $950,000 in provision for loan losses for the nine months ended March 31, 2011. The decline in overall provision was a result of a decline in historical loss ratios and peer group loss factors on loans collectively evaluated for impairment. During the nine months ended March 31, 2012, we charged-off $2.2 million of previously identified specific valuation allowances on loans generally six months or more delinquent. While the charge-offs resulted in an increase in annualized charge-offs to 0.65% of average outstanding loans for the nine months ended March 31, 2012 as compared to 0.43% of average outstanding loans for the nine months ended March 31, 2011, historical loss ratios declined as specific valuation allowances were included in the historical loss factors in the periods they were originally identified.

While the net provision for loan losses was zero for the nine months ended March 31, 2012, it was comprised of a $844,000 provision on one-to-four family loans, a $62,000 provision on multi-family loans, a $935,000 reduction in provision on commercial real estate loans, a $54,000 reduction in provision on automobile loans, a $54,000 provision on home equity loans and a $29,000 provision on other loans. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of commercial real estate loans collectively evaluated for impairment and a reduction in the valuation allowance on commercial real estate loans that were individually evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income decreased slightly by $47,000, or 1.4% to $3.3 million for the nine months ended March 31, 2012 from $3.4 million for the nine months ended March 31, 2011. The decrease in noninterest income was primarily due to a decrease in service charges and fees and an increase in a loss on an equity method investment in an affordable housing fund, partially offset by an increase in ATM fees and charges.

Noninterest Expense. Our noninterest expense increased $2.1 million, or 14.1% to $16.6 million for the nine months ended March 31, 2012 from $14.5 million for the nine months ended March 31, 2011. The increase in noninterest expense was primarily due to an increase in salaries and benefits of $1.5 million, or 21.0%, to $8.4 million for the nine months ended March 31, 2012 from $6.9 million for the nine months ended March 31, 2011, an increase in professional services of $457,000, or 40.7%, to $1.6 million for the nine months ended March 31, 2012 from $1.1 million for the nine months ended March 31, 2011, an increase in occupancy and equipment expenses of $188,000, or 10.4%, to $2.0 million for the nine months ended March 31, 2012 from $1.8 million for the nine months ended March 31, 2011 and an increase in ATM expenses of $173,000, or 12.7%, to $1.5 million for the nine months ended March 31, 2012 from $1.4 million for the nine months ended March 31, 2011. The increase in salaries and benefits was a result of an increase in employees hired primarily in the areas of eCommerce and Lending. Employees hired in eCommerce will focus on expanding customer relationships through enhanced eCommerce channels such as online and mobile banking as well as bill payment services. We have also hired seasoned loan officers, underwriters and support staff in the income property and one-to-four family origination departments. Professional services increased due to an increase in financial advisory, strategic and leadership advisory services as well as recruitment costs. Occupancy and equipment expenses increased due primarily to the relocation of two branches. ATM expenses increased due to costs associated with ATM upgrades as a result of new regulatory compliance standards.

Income Tax Expense. Income tax expense decreased $357,000, or 9.3% to $3.5 million for the nine months ended March 31, 2012 compared to $3.8 million for the nine months ended March 31, 2011. This decrease was primarily the result of lower pretax income for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. The effective tax rates were 37.6% and 37.1% for the nine months ended March 31, 2012 and 2011, respectively.

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

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of March 31, 2012
County	One-to-four family	Multi-family residential	Commercial	Total	Percent
(Dollars in thousands)
Los Angeles	$125,569	$220,720	$43,509	$389,798	56.86%
Orange	64,503	20,105	27,454	112,062	16.35
San Diego	23,414	15,195	2,646	41,255	6.02
San Bernardino	15,703	12,898	3,423	32,024	4.67
Riverside	13,744	3,556	9,021	26,321	3.84
Santa Clara	17,955	533	0	18,488	2.70
Alameda	10,305	45	455	10,805	1.57
Other	45,885	6,317	2,598	54,800	7.99

Total	$317,078	$279,369	$89,106	$685,553	100.00%

Non-accrual Real Estate Loans by County as of March 31, 2012
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category
(Dollars in thousands)
Los Angeles	$4,579	$0	$1,588	$6,167	1.58%
Orange	2,915	0	0	2,915	2.60
San Diego	1,996	647	2,646	5,290	12.82
San Bernardino	2,453	1,558	0	4,011	12.52
Riverside	1,270	225	0	1,495	5.68
Santa Clara	1,806	0	0	1,805	9.77
Alameda	711	0	0	711	6.58
Other	2,645	0	0	2,645	4.83

Total	$18,375	$2,430	$4,234	$25,039	3.65%

At March 31, 2012, $179.7 million, or 56.7% of our one-to-four family residential mortgage portfolio was serviced by others. Due to a number of factors, including the high level of delinquent loans nationwide, certain third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner. Currently, we track the servicing of these loans on our core mortgage servicing system. We have hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan falls 30 days past due. In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower.

Delinquent one-to-four family loans 60 days or more totaled $9.2 million at March 31, 2012, of which, $8.6 million or 93.0% are serviced by two servicers. We previously filed legal suit seeking to obtain the transfer of servicing rights on $138.6 million of loans serviced by them to us, and we have entered into an agreement with one of the servicers to transfer $56.0 million in servicing to us in May 2012. Included in the $56.0 million in loans serviced are $6.1 million in delinquent loans 60 days or more at March 31, 2012. Once the servicing is transferred back, we will be able to actively manage the delinquent loans and foreclosure activity to further improve our overall credit quality. We are currently in settlement negotiations with the other servicer.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at March 31, 2012:

	Amount	Percent	Non-accrual	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Purchased and serviced by others	$179,677	56.67%	$13,512	7.52%
Purchased and servicing transferred to us	20,773	6.55	2,770	13.34
Originated and serviced by us	116,628	36.78	2,093	1.79

Total	$317,078	100.00%	$18,375	5.80%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At March 31, 2012
Real estate loans:
One-to-four family	1	$412	23	$8,800	24	$9,212
Multi-family	0	0	1	744	1	744
Other loans:
Automobile	1	6	0	0	1	6
Other	2	11	2	4	4	15

Total loans	4	$429	26	$9,548	30	$9,977

At June 30, 2011
Real estate loans:
One-to-four family	2	$1,043	17	$6,583	19	$7,626
Multi-family	1	457	1	1,757	2	2,214
Commercial	0	0	1	637	1	637
Other loans:
Automobile	1	6	0	0	1	6
Other	1	3	3	5	4	8

Total loans	5	$1,509	22	$8,982	27	$10,491

At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	0	0	2	2,786	2	2,786
Other loans:
Automobile	4	35	0	0	4	35
Home equity	0	0	1	63	1	63
Other	0	0	2	4	2	4

Total loans	7	$1,332	38	$16,226	45	$17,558

Delinquent loans 60 days or more past due totaled $10.0 million or 1.4% of total loans at March 31, 2012 as compared to $10.5 million or 1.48% of total loans at June 30, 2011. Delinquent one-to-four family residential loans increased to $9.2 million at March 31, 2012 from $7.6 million at June 30, 2011. The increase in delinquent loans 60 days or more primarily related to the lack of collection efforts on loans serviced by two servicers that we previously filed legal suit against. Delinquent multi-family loans decreased to $744,000 at March 31, 2012 from $2.2 million at June 30, 2011. The decrease in delinquent multi-family loans was a result of a loan foreclosed on and sold by the Bank, and the charge-off of a previously identified specific valuation allowance on another loan. Delinquent commercial loans decreased to zero at March 31, 2012 from $637,000 at June 30, 2011 as a result of a loan foreclosed on by the Bank as of March 31, 2012.

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

Non-accrual loans continue to remain at historically elevated levels as a result of the decline in the housing market as well as the prolonged levels of high unemployment in our market area. We have worked with responsible borrowers to keep their properties and as a result, as of March 31, 2012, we have restructured $11.8 million in mortgage loans of which $10.4 million were performing in accordance with their revised contractual terms. This compares to $12.9 million in restructured loans at June 30, 2011. Of the $11.8 million in restructured loans, $11.0 million were reported as non-accrual at March 31, 2012. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the payment will continue. There were no further commitments to customers whose loans were troubled debt restructurings at March 31, 2012.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three and nine months ended March 31, 2012, there were 21 and 49 loans that were modified and not accounted for as troubled debt restructurings in the amount of $14.5 million and $29.2 million, respectively. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

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

The following table sets forth the amounts and categories on our non-performing assets at the dates indicated (in thousands).

	At March 31,	At June 30,	At June 30,
	2012	2011	2010
Non-accrual loans:
Real estate loans:
One-to-four family	$10,882	$9,513	$15,561
Multi-family	1,558	1,757	2,786
Commercial	1,588	2,252	0
Other loans:
Home equity	37	0	63
Other	4	5	4
Troubled debt restructurings:
One-to-four family	7,493	8,872	9,193
Multi-family	872	1,332	1,179
Commercial	2,646	2,665	2,665

Total non-accrual loans	$25,080	$26,396	$31,451

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$115	$828	$1,373
Commercial	610	0	0
Other loans:
Automobile	0	10	0

Total other real estate owned and repossessed assets	$725	$838	$1,373

Total non-performing assets	$25,805	$27,234	$32,824

Ratios:
Non-performing loans to total loans (1)	3.50%	3.73%	4.08%
Non-performing assets to total assets	2.73%	3.18%	3.79%
Non-accrued interest(2)	$441	$364	$408

(1)	Total loans are net of deferred fees and costs
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

At March 31, 2012, there were four multi-family residential loans on non-accrual. The first multi-family residential loan was made to one borrower with a principal balance of $744,000, net of charge-off, at March 31, 2012 located in Adelanto, California. During the nine months ended March 31, 2012, we charged-off $1.0 million of previously identified specific valuation allowances on this loan as it was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process. The second multi-family residential loan was made to one borrower with a principal balance of $814,000 at March 31, 2012 located in San Bernardino, California, which was current at March 31, 2012 but was previously delinquent. The property value is slightly lower than the current loan balance and accordingly, a valuation allowance of $53,000 was applied to this loan at March 31, 2012. The remaining two multi-family residential loans on non-accrual were in the amount of $872,000 in the aggregate and were troubled debt restructurings at March 31, 2012 with a valuation allowance of $97,000.

At March 31, 2012, we had two non-accruing commercial real estate loans with an aggregate balance of $4.2 million. The first commercial real estate loan had a principal balance of $1.6 million secured by an office building in Los Angeles County, California, which was current at March 31, 2012 but has experienced cash flow problems. Accordingly, a valuation allowance of $277,000 was applied to this loan at March 31, 2012. The second commercial real estate loan had a principal balance of $2.6 million secured by a strip mall in San Diego, California. This loan was current and was a troubled debt restructuring at March 31, 2012. The level of non-accrual loans is taken into consideration in our determination of the allowance for loan losses at March 31, 2012. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a valuation allowance is applied.

Classified Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and special mention assets represented 36.41% of our equity capital and 6.02% of our total assets at March 31, 2012, as compared to 28.66% of our equity capital and 5.27% of our total assets at June 30, 2011. At March 31, 2012 and June 30, 2011, there were $25.0 million and $26.4 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows (in thousands):

	March 31, 2012	June 30, 2011
Classified and Special Mention Assets:
Loss	$10	$5
Doubtful	18	29
Substandard	35,102	34,043
Special Mention	21,721	11,026

Total	$56,851	$45,103

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

Our multi-family and commercial real estate loans (“income property”) are less seasoned, and therefore, to-date we have not incurred material charge-offs and our delinquency history on income property loans has been less than our single-family real estate loans. In addition, the multi-family portfolio has been a significant growth area in our loan portfolio beginning in fiscal 2009. For income property loans we review the debt service coverage ratios, seasoning and peer group data. In fiscal 2010, we expanded our migration analysis to include the credit loss migration from published sources, including FDIC, in order to determine the allowance for loan losses on income property loans, given the characteristics of the peer group as compared to our portfolio. Due to the loss experience of our peer group over the past year, our analysis of debt service coverage ratios, and the limited growth of our income property compared to our prior year, the general valuation portion of our income property loan portfolio decreased by $838,000 at March 31, 2012 compared to June 30, 2011.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust individual and inherent loss estimates based upon any more recent information that has become available. We continue to review our allowance for loan losses methodology for appropriateness to keep pace with the size and composition of the loans and the changing economic conditions and credit environment. We believe that our methodologies continue to be appropriate given our size and level of complexity. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of the Comptroller of the Currency (“OCC”) and the FDIC,

which may require the establishment of additional general allowances or allowances on loans individually evaluated for impairment based upon their judgment of the information available to them at the time of their examination of our Bank.

Non-performing loans decreased $1.3 million to $25.1 million at March 31, 2012 from $26.4 million at June 30, 2011. Non-performing loans to total loans declined to 3.5% at March 31, 2012 from 3.73% at June 30, 2011. The allowance for loan losses to non-performing loans was 31.61% at March 31, 2012 as compared to 43.06% at June 30, 2011. The decrease in non-performing loans and allowance for loan losses to non-performing loans was primarily attributable to $2.2 million in charge-offs of previously identified specific valuation allowances on loans generally six months or more delinquent during the nine months ended March 31, 2012. The provision reflected management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	March 31, 2012		June 30, 2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$5,023	44.38%	$6,378	39.87%
Multi-family	1,480	39.11	2,654	40.69
Commercial	1,261	12.47	2,254	15.26
Other loans:
Automobile	61	2.25	59	2.55
Home equity	67	0.12	17	0.13
Other	36	1.67	5	1.50

Total allowance for loan losses	$7,928	100.00%	$11,367	100.00%

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2012, total approved loan commitments amounted to $7.0 million and the unadvanced portion of loans was $2.2 million.

Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at March 31, 2012, totaled $109.2 million and $40.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2012, we had available additional advances from the FHLB of San Francisco in the amount of $272.8 million. We also had an available line of credit with the Federal Reserve Bank of San Francisco of $61.5 million at March 31, 2012, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase and/or originate loans.

The following table summarizes our long-term contractual obligations at March 31, 2012 (in thousands).

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
FHLB advances	$100,000	$40,000	$20,000	$20,000	$20,000
Operating lease obligations	5,611	941	1,981	1,205	1,484
Loan commitments to originate	6,989	6,989	0	0	0
Available home equity and unadvanced lines of credit	2,210	2,210	0	0	0
Certificates of deposit	311,569	109,224	104,353	97,869	123

Total commitments and contractual obligations	$426,379	$159,364	$126,334	$119,074	$21,607

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

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its regulatory capital requirements at March 31, 2012 and June 30, 2011. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$130,059	22.81%	$45,620	8.00%	$57,025	10.00%
Tier 1 capital (to risk-weighted assets)	122,931	21.56	22,810	4.00	34,215	6.00
Tier 1 (core) capital (to adjusted tangible assets)	122,931	13.06	37,648	4.00	47,060	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$122,492	21.87%	$44,814	8.00%	$56,017	10.00%
Tier 1 capital (to risk-weighted assets)	116,467	20.79	22,407	4.00	33,610	6.00
Tier 1 (core) capital (to adjusted tangible assets)	116,467	13.67	34,092	4.00	42,615	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At March 31, 2012, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

An independent third party provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at March 31, 2012 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

Change in Interest Rates (basis points) (1)	March 31, 2012
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+300	$124,887	$(16,563)	(11.71)%	13.77%	(69)
+200	132,340	(9,110)	(6.44)	14.21	(24)
+100	138,012	(3,438)	(2.43)	14.45	(1)
0	141,450	0	0.00	14.45	0
-100	140,776	(674)	(0.48)	14.11	(35)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
01/1/12 – 01/31/12	0	$0	0	422,921
02/1/12 – 02/29/12	77,739	13.19	135,075	345,182
03/1/12 – 03/31/12	300,000	13.88	435,075	45,182

*

On November 29, 2011, the Company announced its intention to repurchase up to 5% of its issued and outstanding shares, or up to approximately 480,257 shares. 377,739 and 435,075 shares were purchased under this plan in the three and nine months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER FEDERAL FINANCIAL GROUP, INC.

Dated: May 8, 2012
/s/ Dustin Luton

Dustin Luton
President and Chief Executive Officer

/s/ Jean M. Carandang

Jean M. Carandang
Chief Financial Officer