Form 10-K
period 2012-06-30
Kaiser Federal Financial Group, Inc.
filed 2012-09-13
CIK 1412109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as of December 30, 2011 was $112.2 million. There were 8,911,626 shares of the registrant’s common stock, $.01 par value per share, outstanding at September 6, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the fiscal 2012 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

KAISER FEDERAL FINANCIAL GROUP, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2012

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

Item 1. Business.

General

Kaiser Federal Financial Group, Inc. (the “Company”) is a Maryland corporation that owns all of the outstanding common stock of Kaiser Federal Bank (the “Bank”). It is the successor to K-Fed Bancorp following the completion of the second-step conversion and offering in November 2010. On November 19, 2010, the Company completed the conversion from the mutual holding company structure to a fully public stock holding company form of organization and related public offering. The Company sold a total of 6,375,000 shares of common stock in the offering at a purchase price of $10.00 per share. The offering raised capital of $59.1 million, which was net of costs of $4.7 million. Concurrent with the completion of the offering, shares of K-Fed Bancorp common stock owned by public stockholders were exchanged for 0.7194 of a share of the Company’s common stock. All share and per share information in this report for years prior to the conversion has been revised to reflect the 0.7194:1 conversion ratio on shares outstanding, including shares of the former mutual holding company that were not publically traded.

The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis, and prior to November 19, 2010, the Company refers to K-Fed Bancorp and the Bank on a consolidated basis.

At June 30, 2012, the Company had consolidated assets of $923.3 million, deposits of $682.9 million and stockholders’ equity of $154.1 million. The Company does not maintain offices separate from those of the Bank or utilize persons other than certain of the Bank’s officers. Our executive offices are located at 1359 North Grand Avenue, Covina, California 91724 and our telephone number is (800) 524-2274.

The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Covina, California, with branches or financial service centers in Pasadena, Covina, Downey, Harbor City, Los Angeles and Panorama City to serve Los Angeles County, financial service centers in Fontana and Riverside to serve San Bernardino and Riverside counties, and one financial service center in Santa Clara to serve Santa Clara County. Financial service centers provide all of the services as our full service branches except they do not disburse cash; however, there is an on-site Automated Teller Machine (“ATM”) that dispenses cash. On September 28, 2012, the Company will be closing the Financial Service Center located in Riverside. Customer accounts and records maintained at this location will be consolidated into the Financial Service Center in Fontana. The ATM at the Riverside location will remain operational and available for customer use. Additionally, in an effort to strengthen our community presence, we are relocating the Covina branch to a more convenient and demographically aligned location in Glendora. We have a network of 58 ATMs located in Southern California and the San Francisco Metropolitan Area, primarily located within Kaiser Permanente Medical Centers and office buildings.

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

In order to better execute our business strategy, the Company recently completed an extensive market and brand evaluation analysis, which will result in a new name for the Bank. This new name is part of the broader business strategy to operate as a community bank serving the financial needs of all customers within our communities. Furthermore, we believe the new name will eliminate the confusion currently experienced by potential customers in our markets and differentiate us from our competitors to ensure our future growth and success. It is anticipated that our new name will be announced in early October 2012. Under our new name we will continue to serve Kaiser Permanente employees and their family members, but will be better positioned to serve the needs of all customers within our market footprint.

Kaiser Federal Bank’s principal business activity consists of attracting retail deposits from the general public and originating or purchasing primarily loans secured by first mortgages on owner-occupied one-to-four family residences and multi-family residences located in its market area and, to a lesser extent, commercial real estate, automobile and other consumer loans. While the Bank originates many types of residential loans, the Bank purchased, using its own underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California. These purchases were primarily funded with Federal Home Loan Bank (“FHLB”) borrowings and deposits. Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis. Prior to January 2009, we also originated commercial real estate loans. Currently, we consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualification and the property offered for collateral. We did not originate any commercial real estate loans since 2009. Historically, we have not originated, or purchased, commercial business, commercial construction, or residential construction loans and have no current plans to do so.

Our revenues are derived principally from interest on loans and mortgage-backed and related securities. We also generate revenue from service charges and other income.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and certificate of deposit accounts with varied terms ranging from 90 days to five years. We solicit deposits in our primary market areas of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda counties, in California.

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

Market Area

The United States experienced a severe economic recession in 2008 and 2009, the effects of which have continued into 2012. While there has been moderate job growth during 2012, unemployment rates remain high, softness in the housing and real estate markets persist, consumer confidence remains weak and interest rates remain at historic lows. Additionally, the sovereign debt crisis in Europe has increased the instability of the economic environment. Economic conditions continue to remain weak in our market area of California. We continue to experience distressed home prices as compared to the pre-2008 levels. In addition, California continues to experience elevated unemployment rates as compared to the national average.

Future growth opportunities will be influenced by the stability of the regional economy and other trends within California, including unemployment rates and housing market conditions. According to the U.S. Census Bureau, while unemployment rates improved during the year ended June 30, 2012, unemployment rates in California remain high at 10.7% at June 30, 2012 as compared to 11.8% at June 30, 2011 and 12.3% at June 30, 2010. This compares to the national unemployment rates of 8.2% at June 30, 2012, 9.2% at June 30, 2011 and 9.5% at June 30, 2010.

During the year ended June 30, 2012, there were some positive signs of a stabilizing housing market. However, the recovery in California continues to lag behind the rest of the nation. The S&P/Case-Shiller U.S. National Home Price Index, which covers all nine U.S. census divisions, recorded a 1.2% gain at June 30, 2012 on a year-over-year basis, yet declined approximately 31.4% at June 2012 as compared to the high reported in 2006. This compares to the S&P/Case-Shiller Home Price Index for the Los Angeles Metropolitan Area which experienced a negative 0.6% change on a year-over-year basis and declined by approximately 38.4% at June 2012 as compared to the high reported in 2006. According to the U.S. Census Bureau, one-to-four family and multi-family building permits declined significantly in 2008 and 2009, and remained low throughout the years from 2010 to 2012, both nationally and in California. In California, one-to-four family building permits increased 2.0% in 2010, declined 16.0% in 2011, and increased 9.0% year-to-date as of June 30, 2012. On a national level, one-to-four family building permits increased 3.0% in 2010 and 2011, and increased 27.0% year-to-date as of June 30, 2012.

As noted by the Federal Reserve Bank of San Francisco in June 2012, recent data suggest that the recovery has less momentum than anticipated, coupled with increasing strains in global financial markets due to the European economic crisis and slowing growth in some emerging market economies. The uncertainties in the global economic landscape continue to place constraints to a sustained recovery in the United States.

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

Lending Activities

General. We originate and purchase first lien one-to-four family real estate loans throughout our market area. We consider loan purchases for one-to-four family real estate loans on a case by case basis based on market conditions and the interest rate environment. Beginning in 2007, we have also focused our efforts on originating multi-family residential loans. Additionally, we originate consumer loans, primarily automobile loans. Prior to January 2009, we also originated commercial real estate loans. Currently, we consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualification and the property offered for collateral. We did not originate any commercial real estate loans since 2009.

Our loans carry either a fixed or an adjustable rate of interest. We do not offer adjustable rate loans where the initial rate is below the otherwise applicable index rate (i.e., teaser rates). Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. Consumer loans are generally short term and amortize monthly or have interest payable monthly. We also have loans in our portfolio that only require interest payments on a monthly basis. At June 30, 2012, our net loan portfolio totaled $764.7 million, which constituted 82.8% of our total assets. We underwrote each purchased loan in accordance with our underwriting standards with the exception of the $32.6 million in loans we purchased during the year ended June 30, 2012 that included a credit guarantee by the seller that requires any loans

60 days or more delinquent be substituted or repurchased by the seller at the Bank’s option. The purchased loans with a credit guarantee are seasoned loans with stable employment base and reasonable collateral value. We reviewed the credit quality of a sample of these loans prior to purchasing the loans and we plan to complete our review within the contractual review period which allows us to substitute loans with credit or collateral quality not to our satisfaction. The majority of the loans we purchased were acquired with servicing retained by the seller. We generally purchased these loans without recourse against the seller.

At June 30, 2012, the maximum amount we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $19.7 million, or 15% of our unimpaired capital. At June 30, 2012, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2012 were as follows:

—	seven loans to an individual for $7.2 million secured by seven multi-family dwellings ranging from 8 to 50 units;

—	three loans to an individual for $6.5 million secured by a single tenant retail building, a single tenant supermarket building and a 15 tenant mixed use office building;

—	two loans to an individual for $5.6 million secured by two single tenant retail buildings;

—	six loans to an individual for $4.8 million secured by six multi-family dwellings ranging from 7 to 10 units; and

—	one loan to an individual for $4.8 million secured by a 17 tenant mixed use office building.

All of the loans noted in the above relationships were performing in accordance with their terms as of June 30, 2012.

The following table presents information concerning the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated. There were no loans held for sale on any of the dates indicated below.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
One-to-four family	$371,251	48.18%	$282,068	39.87%	$335,631	43.55%	$377,230	50.22%	$428,727	57.51%
Multi-family	283,553	36.79	287,808	40.69	278,397	36.12	196,575	26.17	132,290	17.75
Commercial	86,964	11.28	107,961	15.26	113,458	14.72	121,143	16.13	115,831	15.54

Total real estate loans	741,768	96.25	677,837	95.82	727,486	94.39	694,948	92.52	676,848	90.80

Other loans
Consumer:
Automobile	17,349	2.26	18,008	2.55	29,492	3.83	41,798	5.56	52,299	7.01
Home equity	808	0.10	940	0.13	1,096	0.14	1,299	0.17	1,405	0.19
Other	10,722	1.39	10,604	1.50	12,672	1.64	13,119	1.75	14,883	2.00

Total other loans	28,879	3.75	29,552	4.18	43,260	5.61	56,216	7.48	68,587	9.20

Total loans	770,647	100.00%	707,389	100.00%	770,746	100.00%	751,164	100.00%	745,435	100.00%

Less:
Net deferred loan origination costs	615		659		607		376		33
Net premium (discount) on purchased loans	957		(35)		(59)		(79)		(48)
Allowance for loan losses	(7,502)		(11,367)		(13,309)		(4,586)		(3,229)

Total loans receivable, net	$764,717		$696,646		$757,985		$746,875		$742,191

Loan Maturity. The following schedule illustrates certain information at June 30, 2012 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms-to-maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate			Consumer
	One-to-four family	Multi- family	Commercial	Automobile	Home equity	Other	Total
	(In thousands)
At June 30, 2012
Within 1 year(1)	$10	$-	$2,995	$776	$808	$2,163	$6,752

After 1 year:
After 1 year through 3 years	140	4	7,905	5,593	-	2,321	15,963
After 3 years through 5 years	917	766	28,112	10,440	-	2,907	43,142
After 5 years through 10 years	25,178	27,271	47,952	540	-	2,952	103,893
After 10 years through 15 years	27,227	236,672	-	-	-	335	264,234
After 15 years	317,779	18,840	-	-	-	44	336,663

Total due after 1 year	371,241	283,553	83,969	16,573	-	8,559	763,895

Total	$371,251	$283,553	$86,964	$17,349	$808	$10,722	$770,647

(1)	Includes demand loans and loans that have no stated maturity.

The following table sets forth the dollar amount of all loans at June 30, 2012 that are due after June 30, 2013, which have fixed interest rates and adjustable interest rates.

	Due after June 30, 2013
	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans
One-to-four family	$264,298	$106,943	$371,241
Multi-family	224	283,329	283,553
Commercial	588	83,381	83,969

Real estate loans	265,110	473,653	738,763

Other Loans
Consumer
Automobile	16,573	-	16,573
Home equity	-	-	-
Other loans	8,153	406	8,559

Other loans due	24,726	406	25,132

Total loans	$289,836	$474,059	$763,895

One-to-four Family Residential Lending. At June 30, 2012, our one-to-four family residential mortgage loans totaled $371.2 million, or 48.2%, of our gross loan portfolio, of which $369.4 million were first lien one-to-four family residential mortgage loans. We generally underwrite our one-to-four family residential loans based on the applicant’s employment, credit history and the appraised value of the subject property. With the exception of the $32.6 million of loans purchased with a credit guarantee, we underwrote each purchased loan based upon our underwriting standards prior to making the purchase. Presently, we lend up to 80% of the lesser of the appraised value or purchase price of the subject property for one-to-four family residential loans without private mortgage insurance (“PMI”). We also lend up to 95% of the lesser of the appraised value or purchase price of the subject property with PMI. Properties securing our one-to-four family loans are appraised by independent state licensed fee appraisers approved by our Credit Committee. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

We currently originate one-to-four family mortgage loans on a fixed rate and adjustable rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable rate loans are tied to indices based on the one year London Inter Bank Offering Rate and U.S. Treasury securities adjusted to a constant maturity of one year. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our one-to-four family residential mortgage loans are structured with a 30-year maturity and with amortizations up to a 30-year period. All of our one-to-four family residential loans are secured by properties located in California. All of our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the property.

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loan mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. At June 30, 2012, our one-to-four family adjustable rate mortgage loan portfolio totaled $106.9 million, or 13.8% of our gross loan portfolio. At that date, the fixed rate one-to-four family mortgage loan portfolio totaled $264.3 million, or 34.2% of our gross loan portfolio. Included in non-accrual loans at June 30, 2012 were $3.8 million in adjustable rate one-to-four family mortgage loans and $14.9 million in fixed rate one-to-four family mortgage loans.

In addition, prior to early 2007 we purchased interest-only one-to-four family residential mortgage loans and loans underwritten based upon stated income. An interest-only loan typically provides for the payment of interest (rather than both principal and interest) for a fixed period of three, five or seven years, thereafter the loan payments adjust to include both principal and interest for the remaining term. One-to-four family interest-only mortgage loans have decreased by $10.0 million, or 30.2% to $23.2 million at June 30, 2012 from $33.2 million at June 30, 2011. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. One-to-four family stated income mortgage loans have decreased by $16.2 million, or 24.7% to $49.4 million at June 30, 2012 from $65.6 million at June 30, 2011. As of June 30, 2012, $32.7 million of stated income mortgage loans were fixed rate loans and $16.7 million were adjustable rate loans. Included in non-accrual loans at June 30, 2012 were $9.3 million in one-to-four family loans that were interest-only or stated income loans that were individually evaluated for impairment and carried a valuation allowance of $764,000. During the year ended June 30, 2012, $597,000 in interest-only or stated income loans were modified as troubled debt restructurings and included in non-accrual loans.

The following table describes certain risk characteristics of our one-to-four family nonconforming mortgage loans held for investment as of June 30, 2012 and 2011:

Category	Outstanding Balance	Weighted-Average Credit Score(1)	Weighted Average LTV(2)	Weighted- Average Seasoning(3)
	(Dollars in thousands)
June 30, 2012
Interest-only(4)	$23,209	739	72.75%	5.68 years
Stated income(4)(5)	49,389	735	68.16	7.01
Credit score less than or equal to 660	21,122	642	71.32	6.17

June 30, 2011
Interest-only(4)	$33,235	733	71.91%	5.08 years
Stated income(4)(5)	65,554	736	68.18	6.18
Credit score less than or equal to 660	20,933	641	70.88	5.94

(1)	The credit score is one factor in determining the credit worthiness of a borrower based on the borrower’s credit history. The credit score is as of origination.
(2)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.
(3)	Seasoning describes the number of years since the funding date of the loan.
(4)	At June 30, 2012 and 2011 there were $5.4 million and $8.2 million in loans that are both stated income and interest-only, respectively.
(5)

Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.

Multi-Family Residential Real Estate Lending. We also offer multi-family residential real estate loans through our staff at the Covina headquarters office. These loans are secured by real estate located in our primary market areas, within the state of California. We generally originate multi-family residential loans through our loan officers. We generally seek to originate multi-family residential loans with initial principal balances of $1.5 million or less. At June 30, 2012, multi-family residential loans totaled $283.6 million, or 36.8%, of our gross loan portfolio, and consisted of 446 loans outstanding with an average loan balance of approximately $636,000 although we originate loans with balances greater than this average.

Our multi-family residential loans are originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. Our adjustable rate loans generally carry an initial fixed rate of interest for one, three, five or seven years which then convert to an interest rate that is adjusted annually based upon the applicable index. Presently, our underwriting guidelines allow us to lend up to 75% of the lesser of the appraised value or purchase price of multi-family residential real estate. These loans require monthly payments, amortize over a period of up to 30 years and have maximum maturity of 30 years and carry prepayment penalties.

Loans secured by multi-family residential real estate are underwritten based on non-discriminatory underwriting standards and loan origination procedures established by Kaiser Federal Bank’s Credit Committee. Loan policies are reviewed annually or more frequently if warranted, and approved by the Credit Committee and/or Kaiser Federal Bank’s board of directors. The loan underwriting process is intended to assess the income producing potential of the property and the financial strength of the borrower. We review the borrower’s sources of income, cash flow, assets, and credit history. We evaluate the historical and projected income and expenses of the borrower and property. We also evaluate a guarantor when a guarantee is provided as part of the loan. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. Appraisals and secondary review appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by our Credit Committee.

Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. To ensure adequate resources to request, follow-up, and analyze borrower financial updates, additional staff has been allocated to these functions, and staffing will be added as needed to support the size and complexity of the portfolio. Included in non-accrual loans at June 30, 2012 were four multi-family residential real estate loans totaling $2.4 million, two of which totaling $871,000 were classified as troubled debt restructurings and are current under the modified terms. See “—Asset Quality—Non-Performing Assets.”

Commercial Real Estate Lending. Prior to January 2009, we also originated commercial real estate loans. Currently, we consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualification and the property offered for collateral. We did not originate any commercial real estate loans since 2009. The existing portfolio is secured primarily by small retail establishments, small industrial warehouse buildings and small office buildings located in our primary market area, within the state of California, and are both owner and non-owner occupied. These loans were originated through our staff at our Covina headquarters office. Generally, we have not purchased commercial real estate loans. At June 30, 2012, commercial real estate loans totaled $87.0 million, or 11.3% of our gross loan portfolio, of which $20.6 million or 23.6% of this portfolio was to borrowers who occupy the property.

The table below shows the number and outstanding balance by collateral type of our commercial real estate loans at June 30, 2012.

Type of Loan	Number of Loans	Outstanding Balance
		(In thousands)
Owner occupied	30	$20,562

Non-owner occupied:
Office	27	32,983
Manufacturing facilities	10	10,489
Retail	12	11,629
Medical office	4	5,176
Other	8	6,125

	61	66,402

Total	91	$86,964

We originated only adjustable rate commercial real estate loans. The interest rate on these loans is tied to a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three, five or seven years which then converts to an interest rate that is adjusted annually based upon the index. Presently, our underwriting guidelines allow us to lend up to 65% of the lesser of the appraised value or purchase price for the commercial real estate. These loans require monthly payments, amortize up to 30 years, have maturities of up to 15 years and carry prepayment penalties.

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

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. Included in non-accrual loans as of June 30, 2012 were two contractually current commercial real estate loans with an aggregate balance of $4.2 million, one of which with a balance of $2.6 million was classified as troubled debt restructuring and is current under the modified terms. See “—Asset Quality—Non-Performing Assets.”

Consumer Loans. We offer a variety of secured consumer loans, including home equity lines of credit, new and used automobile loans, and loans secured by savings deposits. We also offer a limited number of unsecured loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. At June 30, 2012, our consumer loan portfolio, exclusive of automobile loans, totaled $11.5 million, or 1.5%, of our gross loan portfolio.

The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Many of our automobile loans are made to employees of the Kaiser Permanente Health Care System. Loans secured by automobiles totaled $17.4 million, or 2.3%, of our gross loan portfolio at June 30, 2012. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 120% of the manufacturer’s suggested retail price for new automobiles and up to 120% of retail value on used cars, based on valuation from official used car guides including tax, license, mechanical breakdown insurance, and guaranteed automobile protection.

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

Our primary focus when originating automobile loans is on the ability of the borrower to repay the loan rather than the value of the underlying collateral. The amount financed by us is generally up to the manufacturer’s suggested retail price of the financed vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts obtained in connection with the vehicle.

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

Loan Approval Procedures and Authority. All multi-family residential and commercial real estate loans require an appraisal and secondary review appraisal as part of the underwriting process. One-to-four family residential loans require an appraisal and may be subject to a secondary review appraisal. Secured consumer loans require evaluation of collateral. Additionally, any multi-family residential and commercial real estate loan request that results in a total credit exposure to one borrower of over $500,000 and up to $2.5 million requires the approval of a senior loan officer and/or the Chief Credit Officer. Any one-to-four family residential loan that results in a total credit exposure to one borrower of over $500,000 and up to $1.0 million requires an additional approval by a real estate lending manager; over $1.0 million and up to $1.5 million requires approval by a credit committee member. Any loan request that results in a total credit exposure to one borrower over $1.5 million for one-to-four family residential mortgage loans and $2.5 million for income properties, up to $5 million requires the approval by three Credit Committee members provided one of the three members is the Chief Credit Officer or the President/CEO. Loan requests that result in a credit exposure to one borrower over $5.0 million require the board of directors’ approval. All loan approvals granted by the Credit Committee are documented in the meeting minutes and reported to the board of directors. We are evaluating our current internal lending limit levels as our regulatory loans-to-one borrower limit is substantially higher than the $5.0 million internal limit.

Loan Originations, Purchases, Sales and Repayments. We originate loans through employees located at our headquarters office and at certain full service offices. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers and mortgage loan brokers are also important sources of loan originations.

While we originate adjustable rate and fixed rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. In an effort to expand loan production volume and help compensate for the increased payoffs and refinancings in the current low interest rate environment, we purchased approximately $80.9 million in contractual balance of primarily adjustable rate one-to-four family residential mortgage loans for the year ended June 30, 2012. We did not purchase any one-to-four family residential mortgage loans for the year ended June 30, 2011. The servicing rights of all purchased loans were retained by the sellers with the exception of one purchased one-to-four family loan with a balance of $600,000 for which the Bank obtained servicing. $48.3 million of the purchased loans were newly originated loans underwritten in accordance with the Bank’s underwriting standards and are serviced by an outside servicer who we have successfully worked with in the past. We believe this servicer will continue to meet our internal servicing standards. $32.6 million of the purchased loans are guaranteed by the seller and pose limited credit risk. The purchased loans with a credit guarantee are seasoned loans with stable employment base and reasonable collateral value. We reviewed the credit quality of a sample of these loans prior to purchasing the loans and we plan to complete our review within the contractual review period which allows us to substitute loans with credit or collateral quality not to our satisfaction. All loans purchased in fiscal 2012 were current at the time of purchase and are not sub-prime loans. Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis.

During the year ended June 30, 2012, we settled with one of the servicers and obtained the servicing of $54.6 million in one-to-four family loans previously serviced by this servicer. In August 2012, we also reached servicing release agreement with another servicer to obtain the servicing rights of $80.5 million in loans. At June 30, 2012, our real estate loan portfolio totaled $741.8 million or 96.3% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2012 totaled $148.0 million, or 19.2% of the gross loan portfolio. At June 30, 2011, our real estate loan portfolio totaled $677.8 million or 95.8% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2011 totaled $173.9 million, or 24.6% of the gross loan portfolio.

The following table shows the loan originations, purchases, sales and repayment activities for the years indicated.

	Year ended June 30,
	2012	2011	2010
	(In thousands)
Originations by type:
Adjustable rate:
Real estate- one-to-four family	$763	$-	$-
-multi-family	51,873	40,675	91,104
-commercial	-	-	-
Non-real estate -other consumer	1,541	1,724	2,243

Total adjustable rate	54,177	42,399	93,347

Fixed rate:
Real estate- one-to-four family	96,667	10,771	29,045
Non-real estate –consumer automobile	11,379	4,881	8,285
-other consumer	7,902	4,821	7,154

Total fixed rate	115,948	20,473	44,484

Total loans originated	170,125	62,872	137,831

Purchases:
Adjustable rate:
Real estate- one-to-four family	77,007	-	-
-multi-family	-	-	-
-commercial	-	-	-

Total adjustable rate	77,007	-	-

Fixed rate:
Real estate- one-to-four family	3,942	-	-

Total fixed rate	3,942	-	-

Total loans purchased	80,949	-	-

Sales and repayments:
Sales and loan participations sold	306	-	2,485
Principal repayments	182,068	124,318	115,764

Total reductions	182,374	124,318	118,249

(Decrease) increase in other items, net	(629)	107	(8,472)

Net increase (decrease)	$68,071	$(61,339)	$11,110

Asset Quality

General. We continue our disciplined lending practices including our strict adherence to a long standing credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan based upon our own underwriting standards prior to making the purchase except for loans purchased with a credit guarantee. We reviewed the credit quality of a sample of the purchased loans with a credit guarantee prior to purchasing the loans and we plan to complete our review within the contractual review period which allows us to substitute loans with credit or collateral quality not to our satisfaction.

The following underwriting guidelines, among other things, have been used by us as underwriting tools to further limit our potential loss exposure:

—	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.
—	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans without PMI, up to 95% with PMI.
—	We only lend up to 75% of the appraised value or purchase price for multi-family residential loans.
—	We only lend up to 65% of the appraised value or purchase price for commercial real estate loans.

Additionally, our portfolio has remained strongly anchored in traditional mortgage products. We do not originate or purchase construction and development loans, teaser option-adjustable rate mortgage loans, negatively amortizing loans or high loan-to-value loans.

At June 30, 2012, one-to-four family residential mortgage loans totaled $371.2 million, or 48.2%, of our gross loan portfolio of which $264.3 million were fixed rate and $106.9 million were adjustable rate loans. Adjustable rate mortgages generally pose different credit risks than fixed rate mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. Included in non-accrual loans at June 30, 2012 were $3.8 million in adjustable rate one-to-four family loans and $14.9 million in fixed rate one-to-four family loans. Overall this represents 5.1% of the one-to-four family residential mortgage loan portfolio.

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of June 30, 2012
County	One-to-four family	Multi-family residential	Commercial	Total	Percent
	(Dollars in thousands)
Los Angeles	$144,739	$223,768	$41,848	$410,355	55.32%
Orange	63,681	22,140	27,067	112,888	15.22
San Diego	29,556	15,437	2,636	47,629	6.42
San Bernardino	17,601	12,849	3,406	33,856	4.57
Riverside	16,037	3,544	8,968	28,549	3.85
Santa Clara	22,481	530	-	23,011	3.10
Alameda	16,652	32	453	17,137	2.31
Other	60,504	5,253	2,586	68,343	9.21

Total	$371,251	$283,553	$86,964	$741,768	100.00%

Non-accrual Real Estate Loans by County as of June 30, 2012
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Los Angeles	$5,863	$-	$1,578	$7,441	1.81%
Orange	1,914	-	-	1,914	1.70
San Diego	2,081	647	2,636	5,364	11.26
San Bernardino	2,438	1,555	-	3,993	11.79
Riverside	1,259	224	-	1,483	5.19
Santa Clara	1,855	-	-	1,855	8.06
Alameda	421	-	-	421	2.46
Other	2,889	-	-	2,889	4.23

Total	$18,720	$2,426	$4,214	$25,360	3.42%

Problem Assets. For one-to-four family residential, multi-family residential and commercial real estate loans serviced by us, a notice is sent to the borrower when the loan is between seven and ten days past due. When the loan is between 10 and 17 days past due, we mail a subsequent delinquency notice to the borrower. Typically, before the loan becomes 30 days past due, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Once the loan becomes up to 60 days delinquent, and an acceptable repayment plan has not been agreed upon, the servicing officer will turn over the account to the deed of trust trustee with instructions to initiate foreclosure. Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. However, we track each purchased loan individually to attempt to receive full payments as scheduled. Each month, third party servicers are required to provide delinquent loan status reports to our servicing officer, which are included in the month-end delinquent real estate report to management.

When a borrower fails to make a timely payment on a consumer loan, a delinquency notice is sent when the loan is seven days past due. When the loan is 14 days past due, we mail a subsequent delinquency notice to the borrower. Once a loan is 30 days past due, our staff contacts the borrower by telephone to determine the reason for delinquency and to request payment of the delinquent amount in full or to establish an acceptable repayment plan to bring the loan current. If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured loans and legal action for unsecured loans.

At June 30, 2012, $148.0 million, or 39.9% of our one-to-four family residential mortgage loan portfolio was serviced by others. As a result of a higher level of delinquent loans nationwide, third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner. Currently, we track the servicing of these loans on our core mortgage servicing system. We hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan falls 30 days past due. In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower. Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf. We had previously filed legal suit against two servicers seeking to obtain the transfer of servicing rights. During the year ended June 30, 2012, we settled with one of the servicers and obtained the servicing of $54.6 million in one-to-four family loans previously serviced by this servicer. Included in the $54.6 million in loans are $4.7 million in delinquent loans 60 days or more at June 30, 2012. In August 2012, we also reached servicing release agreement with the other servicer to obtain the servicing rights of $80.5 million in loans. Included in the $80.5 million in loans are $3.1 million in delinquent loans 60 days or more at June 30, 2012.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at June 30, 2012:

	Amount	Percent	Non-accrual	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Purchased and serviced by others	$147,981	39.86%	$6,085	4.11%
Purchased and servicing transferred to us	72,643	19.57	10,210	14.06
Originated and serviced by us	150,627	40.57	2,425	1.61

Total	$371,251	100.00%	$18,720	5.04%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated:

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At June 30, 2012
Real estate loans:
One-to-four family	4	$1,787	17	$6,815	21	$8, 602
Multi-family	-	-	1	744	1	744
Commercial	-	-	-	-	-	-
Other loans:
Automobile	3	21	-	-	3	21
Home equity	-	-	-	-	-	-
Other	1	1	2	3	3	4

Total loans	8	$1,809	20	$7,562	28	$9,371

At June 30, 2011
Real estate loans:
One-to-four family	2	$1,043	17	$6,583	19	$7,626
Multi-family	1	457	1	1,757	2	2,214
Commercial	-	-	1	637	1	637
Other loans:
Automobile	1	6	-	-	1	6
Home equity	-	-	-	-	-	-
Other	1	3	3	5	4	8

Total loans	5	$1,509	22	$8,982	27	$10,491

At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	-	-	2	2,786	2	2,786
Commercial	-	-	-	-	-	-
Other loans:
Automobile	4	35	-	-	4	35
Home equity	-	-	1	63	1	63
Other	-	-	2	4	2	4

Total loans	7	$1,332	38	$16,226	45	$17,558

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Other loans:
Automobile	3	16	-	-	3	16
Home equity	-	-	-	-	-	-
Other	11	16	6	11	17	27

Total loans	20	$2,244	20	$6,231	40	$8,475

At June 30, 2008
Real estate loans:
One-to-four family	-	$-	4	$1,583	4	$1,583
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Other loans:
Automobile	10	159	8	132	18	291
Home equity	-	-	-	-	-	-
Other	22	34	9	15	31	49

Total loans	32	$193	21	$1,730	53	$1,923

Delinquent loans 60 days or more past due decreased to $9.4 million or 1.22% of total loans at June 30, 2012 from $10.5 million or 1.48% of total loans at June 30, 2011. Delinquent one-to-four family loans increased from $7.6 million at June 30, 2011 to $8.6 million at June 30, 2012. The increase in delinquent one-to-four family loans was offset by a decrease of $2.1 million in delinquent multi-family and commercial real estate loans. In addition, there were four one-to-four family loans totaling $1.5 million that were over 90 days delinquent at June 30, 2012 and in the process of foreclosure.

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

While non-accrual loans decreased as compared to the prior year, they continue to remain at historically elevated levels for us as a result of the decline in the housing market as well as the prolonged levels of high unemployment in our market area. The decrease in nonaccrual loans was primarily a result of homes sold by borrowers through negotiated short sales and loans foreclosed on by the Bank. We have worked with responsible borrowers to keep their properties and as a result we have restructured $13.7 million in mortgage loans of which $12.1 million were performing in accordance with their revised contractual terms at June 30, 2012. This compares to $12.9 million in restructured loans at June 30, 2011. Of the $13.7 million in restructured loans, $12.9 million were reported as non-accrual at June 30, 2012 and included in the following table. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the payment will continue. During the year ended June 30, 2012, two troubled debt restructurings with an aggregate outstanding balance of $810,000 were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months. There were no further commitments to customers whose loans were troubled debt restructurings at June 30, 2012.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Other changes or modifications made for borrowers who are not experiencing financial difficulties are done periodically. During the year ended June 30, 2012, sixty-five loans in the amount of $35.8 million were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the loans to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$9,332	$9,513	$15,561	$6,766	$1,583
Multi-family	1,555	1,757	2,786	-	-
Commercial	1,578	2,252	-	-	-
Other loans:
Automobile	-	-	-	-	132
Home Equity	37	-	63	-	-
Other	3	5	4	11	15
Troubled debt restructuring:
One-to-four family	9,388	8,872	9,193	1,859	-
Multi-family	871	1,332	1,179	235	-
Commercial	2,636	2,665	2,665	-	-

Total non-accrual loans	25,400	26,396	31,451	8,871	1,730

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	669	828	1,373	496	1,045
Multi-family	-	-	-	-	-
Commercial	610	-	-	-	-
Other:
Automobile	-	10	-	3	161
Home equity	-	-	-	-	-
Other	-	-	-	-	-

Total other real estate owned and repossessed assets	1,279	838	1,373	499	1,206

Total non-performing assets	$26,679	$27,234	$32,824	$9,370	$2,936

Ratios:
Non-performing loans to total loans (1)	3.29%	3.73%	4.08%	1.18%	0.23%
Non-performing assets to total assets	2.89%	3.18%	3.79%	1.05%	0.35%
Non-accrued interest (2)	$456	$364	$408	$170	$49

At June 30, 2012, there were $18.7 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $2.2 million have been applied. Of the $18.7 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $9.4 million in loans were modified as troubled debt restructurings.

At June 30, 2012, there were $6.6 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which valuation allowances individually evaluated totaling $505,000 have been applied. Included in the $6.6 million of income property loans on non-accrual status at June 30, 2012 were four multi-family residential loans totaling $2.4 million and two commercial real estate loans totaling $4.2 million.

The first multi-family residential loan was made to a borrower with a principal balance of $744,000, net of charge-off, at June 30, 2012, located in Adelanto, California. During the year ended June 30, 2012, we charged-off $1.0 million of previously identified specific valuation allowances on this loan as this loan was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process. The second multi-family residential loan was made to one borrower with a principal balance of $811,000 at June 30, 2012, located in San Bernardino, California, which was current at June 30, 2012 but was previously delinquent. The property value is slightly lower than the current loan balance and accordingly, a valuation allowance of $43,000 was applied to this loan at June 30, 2012. The remaining two multi-family residential loans on non-accrual were in the amount of $871,000 in the aggregate and were troubled debt restructurings at June 30, 2012 with an aggregate valuation allowance of $183,000.

The first commercial real estate loan had a principal balance of $1.6 million secured by an office building in Los Angeles County, California, which was current at June 30, 2012, but had previously experienced cash flow problems. Accordingly, a valuation allowance of $279,000 was applied to this loan at June 30, 2012. The second commercial real estate loan had a principal balance of $2.6 million secured by a strip mall in San Diego, California. This loan was current and was a troubled debt restructuring at June 30, 2012. The level of non-accrual loans has impacted our determination of the allowance for loan losses at June 30, 2012. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a valuation allowance is applied if warranted.

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

Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible”

and of such little value that their continuance as assets without the establishment of a valuation allowance individually evaluated or charge-off, is not warranted. Loans are classified as special mention when it is determined a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike the allowances on the loans evaluated individually, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish an individual allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and special mention assets represented 38.9% of our equity capital and 6.5% of our total assets at June 30, 2012, as compared to 28.7% of our equity capital and 5.3% of our total assets at June 30, 2011. At June 30, 2012 and 2011, there were $25.4 million and $26.4 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2012	2011	2010
	(In thousands)
Classified and Special Mention Assets:
Loss	$3	$5	$9
Doubtful	28	29	43
Substandard	37,468	34,043	40,513
Special Mention	22,452	11,026	10,043

Total	$59,951	$45,103	$50,608

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. In accordance with generally accepted accounting principles (“GAAP”), the allowance is comprised of general valuation allowances and valuation allowances on loans individually evaluated for impairment.

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

Valuation allowances on real estate loans that are individually evaluated for impairment are charged-off when management believes a loan or part of a loan is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. A loan is generally considered uncollectible when the borrower’s payment is six months or more delinquent. Prior to the quarter ended December 31, 2011, specific valuation allowances were only charged-off at foreclosure.

Our income property loans are less seasoned, and therefore, to-date we have not incurred material charge-offs and our delinquency history on income property loans has been less than our single-family real estate loans. For income property loans we review the debt service coverage ratios, seasoning and peer group data. In fiscal 2010, we expanded our migration analysis to include the credit loss migration from published sources, including the FDIC, in order to determine the allowance for loan losses on income property loans, given the characteristics of the peer group as compared to our portfolio. Due to the decline in loss experience of our peer group over the past year, our analysis of debt service coverage ratios, and the limited growth of our income property loans compared to the prior year, the general valuation portion of our income property loan portfolio decreased by $2.3 million at June 30, 2012 as compared to June 30, 2011.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust individual and inherent loss estimates based upon any more recent information that has become available. We continue to review our allowance for loan losses methodology for appropriateness to keep pace with the size and composition of the loans and the changing economic conditions and credit environment. We believe that our methodologies continue to be appropriate given our size and level of complexity. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the OCC and the FDIC, which may require the establishment of additional general allowances or allowances on loans individually evaluated for impairment based upon their judgment of the information available to them at the time of their examination of our Bank.

Our provision for loan losses decreased to $250,000 for the year ended June 30, 2012 compared to $950,000 for the year ended June 30, 2011. The decline in the overall provision was a result of the continued improvement in our delinquent loans and non-performing assets. Delinquent loans 60 days or more to total loans improved from 1.48% at June 30, 2011 to 1.22% at June 30, 2012. Non-performing loans to total loans improved from 3.73% at June 30, 2011 to 3.29% at June 30, 2012. The allowance for loan losses to non-performing loans was 29.54% at June 30, 2012 as compared to 43.06% at June 30, 2011. The decrease in non-performing loans and allowance for loan losses to non-performing loans was primarily attributable to $2.2 million in charge-offs of previously identified specific valuation allowances on loans generally six months or more delinquent during the year ended June 30, 2012. Prior to December 31, 2011, specific valuation allowances were only charged-off at foreclosure. Consequently, net charge-offs to average loans during the year increased from 0.39% at June 30, 2011 to 0.55% at June 30, 2012. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions. The following sets forth an analysis of our allowance for loans losses.

	At or for the Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$11,367	$13,309	$4,586	$3,229	$2,805
Charge-offs:
One-to-four family real estate	2,955	2,189	966	860	70
Multi-family real estate	1,236	772	-	-	-
Commercial real estate	58	-	-	-	110
Consumer – automobile	36	79	184	487	646
Consumer – other	34	97	82	141	80

Total Charge-offs	4,319	3,137	1,232	1,488	906
Recoveries:
One-to-four family real estate	105	91	-	-	-
Multi-family real estate	-	-	-	-	27
Commercial real estate	-	-	-	-	-
Consumer – automobile	92	127	65	227	304
Consumer – other	7	27	23	32	37

Total Recoveries	204	245	88	259	368

Net charge-offs	4,115	2,892	1,144	1,229	538
Provision for losses	250	950	9,867	2,586	962

Balance at end of year	$7,502	$11,367	$13,309	$4,586	$3,229

Ratios:
Net charge-offs to average loans during the year (1)	0.55%	0.39%	0.15%	0.16%	0.07%
Net charge-offs to average non-performing loans during the year	15.74%	10.15%	5.24%	23.91%	35.35%
Allowance for loan losses to non-performing loans (end of year)	29.54%	43.06%	42.32%	51.69%	186.66%
Allowance for loan losses to total loans (end of year) (1)	0.97%	1.61%	1.73%	0.61%	0.43%

(1) Loans are net of deferred fees and costs.

Allocation of Allowance for Loan Losses. The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

					At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$4,692	48.17%	$6,378	39.87%	$7,821	43.55%	$3,326	50.22%	$1,744	57.51%
Multi-family	1,519	36.79	2,654	40.69	3,643	36.12	515	26.17	407	17.75
Commercial	1,131	11.28	2,254	15.26	1,599	14.72	286	16.13	245	15.54
Other loans:
Automobile	62	2.25	59	2.55	185	3.83	342	5.56	716	7.01
Home equity	63	0.10	17	0.13	7	0.14	6	0.17	1	0.19
Other	35	1.39	5	1.50	54	1.64	111	1.75	116	2.00

Total allowance for loan losses	$7,502	100.00%	$11,367	100.00%	$13,309	100.00%	$4,586	100.00%	$3,229	100.00%

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

Under the direction and guidance of the Asset and Liability Management Committee and board policy, our chief financial officer has the responsibility for the management of our investment portfolio. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds through deposit withdrawals and loan originations and purchases.

The current structure of our investment portfolio provides liquidity when loan demand is high, assists in maintaining earnings when loan demand is low and attempts to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Quantitative and Qualitative Disclosures about Market Risk – Asset and Liability Management and Market Risk.”

At June 30, 2012, our investment portfolio totaled $54.6 million and consisted principally of investment grade collateralized mortgage obligations and mortgage-backed securities. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management’s projected demand for funds for loan originations, deposits, and other activities. At June 30, 2012 we held no trust preferred securities and have never invested in trust preferred securities.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At June 30,
	2012		2011		2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available-for-sale:
FHLB bond	$-	-%	$4,999	27.41%	$-	-%
Mortgage-backed securities:
Fannie Mae	13,961	25.57	-	-	-	-
Freddie Mac	5,410	9.91	184	1.01	341	5.65
Collateralized mortgage obligations:
Fannie Mae	21,060	38.58	5,115	28.04	-	-
Freddie Mac	12,966	23.75	5,740	31.47	1,949	32.25

Total securities available-for-sale	$53,397	97.81%	$16,038	87.93%	$2,290	37.90%

Securities held-to-maturity:
Mortgage-backed securities:
Fannie Mae	$133	0.24%	$144	0.79%	$162	2.68%
Freddie Mac	92	0.17	109	0.60	131	2.17
Ginnie Mae	44	0.08	52	0.28	60	1.00
Collateralized mortgage obligations:
Fannie Mae	596	1.09	908	4.98	1,352	22.38
Freddie Mac	332	0.61	989	5.42	2,046	33.87

Total securities held-to-maturity	$1,197	2.19%	$2,202	12.07%	$3,751	61.10%

Total securities	$54,594	100.00%	$18,240	100.00%	$6,041	100.00%

Other earning assets:
Interest earning time deposits in other financial institutions	$-	-%	$11,669	11.39%	$19,267	30.48%
Federal funds sold	56,235	86.84	80,440	78.52	31,775	50.26
FHLB stock	8,525	13.16	10,334	10.09	12,179	19.26

Total other earning assets	$64,760	100.00%	$102,443	100.00%	$63,221	100.00%

Total securities and other earning assets	$119,354		$120,683		$69,262

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Fannie Mae	$-	-%	$-	-%	$-	-%	$13,778	1.70%	$13,778	$13,961	1.70%
Freddie Mac	-	-	73	4.87	-	-	5,291	1.83	5,364	5,410	1.88
Collateralized mortgage obligations:
Fannie Mae	-	-	-	-	-	-	21,160	0.33	21,160	21,060	0.33
Freddie Mac	-	-	-	-	-	-	12,954	1.09	12,954	12,966	1.09

Total securities available-for-sale	$-	-%	$73	4.87%	$-	-%	$53,183	1.02%	$53,256	$53,397	1.02%

Securities held-to-maturity:
Mortgage-backed securities:
Fannie Mae	$-	-%	$-	-%	$-	-%	$133	1.77%	$133	$136	1.77%
Freddie Mac	-	-	-	-	-	-	92	4.42	92	98	4.42
Ginnie Mae	-	-	-	-	17	2.80	27	2.11	44	46	2.38
Collateralized mortgage obligations:
Fannie Mae	-	-	-	-	-	-	596	3.14	596	613	3.14
Freddie Mac	-	-	-	-	105	6.40	227	5.58	332	336	5.84

Total securities held-to-maturity	-	-	-	-	122	5.90	1,075	3.57	1,197	$1,229	3.81

Total securities	$-	-%	$73	4.87%	$122	5.90%	$54,258	1.07%	$54,453	$54,626	1.09%

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by government-sponsored enterprises (“GSEs”) such as Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these GSEs.

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family residential mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as us. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level.

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

Interest Earning Deposits in Other Financial Institutions. Interest earning time deposits in other financial institutions consists of certificates of deposit placed with federally insured financial institutions in amounts that do not exceed the insurable limit of $250,000. These deposits may be used to invest our excess liquidity as part of our overall asset/liability management.

Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of San Francisco, we are required to own capital stock in the Federal Home Loan Bank. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of San Francisco. The carrying value of Federal Home Loan Bank of San Francisco stock totaled $8.5 million and had a weighted-average-yield of 0.40% for the year ended June 30, 2012. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco.

Equity Investment. At June 30, 2012, we also had an investment in an affordable housing fund totaling $912,000 for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated regularly for impairment based on the remaining allocable tax credits and tax benefits.

Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by the Bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized. At June 30, 2012, the cash surrender value was $13.3 million.

Sources of Funds

General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturity of investment securities, borrowings, and funds provided from operations.

Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. At June 30, 2012, approximately 30.8% of the dollar amount of our deposits was from customers who are employed by the Kaiser Permanente Medical Care Program, one of the largest employers in Southern California. Our ATMs are located in our branches and near Kaiser Permanente Medical Centers and office buildings. We currently do not accept brokered deposits and had none at June 30, 2012.

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

The following table sets forth our deposit flows during the years indicated.

	Year Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Opening balance	$634,709	$630,694	$566,193
Deposits, net of withdrawals	40,380	(4,489)	53,572
Interest credited	7,800	8,504	10,929

Ending balance	$682,889	$634,709	$630,694

Net increase in deposits	$48,180	$4,015	$64,501

Percent increase in deposits	7.59%	0.64%	11.39%

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	At June 30,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$71,319	10.44%	$57,512	9.06%	$53,022	8.41%
Interest-bearing demand	7,771	1.14	-	-	-	-

Savings	140,921	20.64	133,891	21.09	131,693	20.88

Money Market	156,004	22.84	131,958	20.79	120,719	19.14

Certificates of deposit:
0.10% - 1.99%	122,456	17.93	123,770	19.50	89,657	14.21
2.00% - 2.99%	147,200	21.56	140,671	22.16	117,489	18.63
3.00% - 3.99%	18,995	2.78	19,881	3.13	78,642	12.47
4.00% - 4.99%	18,155	2.66	20,366	3.21	32,682	5.18
5.00% - 5.99%	68	0.01	6,660	1.05	6,790	1.08

Total Certificates of deposit	306,874	44.94	311,348	49.05	325,260	51.57

Total	$682,889	100.00%	$634,709	100.00%	$630,694	100.00%

As of June 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $159.1 million as compared to $158.3 million at June 30, 2011. The following table sets forth the maturity of those certificates as of June 30, 2012.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$6,968
Over three through six months	7,283
Over six through twelve months	25,219
Over twelve months	119,666

Total	$159,136

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

We may obtain advances from the Federal Home Loan Bank of San Francisco secured by our single-family residential, multi-family and commercial real estate mortgage loans. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2012, we had $80.0 million in Federal Home Loan Bank advances outstanding. At June 30, 2012, we had available credit for advances from the FHLB of San Francisco in the amount of $297.8 million. We interchange the use of deposits and borrowings to fund assets, such as the origination of loans, depending on various factors including liquidity and asset/liability management strategies. We have an established short-term line of credit with the Federal Reserve Bank. As of June 30, 2012, we pledged $73.1 million in commercial real estate loans, $16.6 million in automobile loans and $78,000 in investment securities to secure any future borrowings under the line with the Federal Reserve Bank. At June 30, 2012, the available line of credit was $59.4 million. We have never drawn on this short-term line of credit.

The following table sets forth information as to our Federal Home Loan Bank advances at or for the years indicated.

	At or For the Year Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of year	$80,000	$60,000	$137,000
Average balance outstanding	93,077	100,615	157,770
Maximum month-end balance	110,000	137,000	207,002
Weighted average interest rate during the year	3.16%	4.72%	4.60%
Weighted average interest rate at end of year	2.33%	4.86%	4.59%

Employees

At June 30, 2012, we had a total of 126 full-time employees and 6 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Legislation is introduced from time to time in the United States Congress that may affect the operations of Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank. In addition, the regulations governing Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank may be amended from time to time by the OCC, the FDIC and/or the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Any such legislation or regulatory changes in the future could adversely affect Kaiser Federal Financial Group, Inc. or Kaiser Federal Bank. No assurance can be given as to whether or in what form any such changes may occur.

New Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the former bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank

Act eliminated our former primary federal regulator, the OTS, and required Kaiser Federal Bank to be regulated by the OCC (the primary federal regulator for national banks) as of July 21, 2011. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like the Company, in addition to bank holding companies which it previously regulated. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository institution subsidiaries. The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect when the law was enacted, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. As a result, consolidated regulatory capital requirements will apply to savings and loan holding companies subject to a five year phase in period from the 2010 passage of the Dodd-Frank Act.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Kaiser Federal Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators (in Kaiser Federal Bank’s case, the OCC). The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Kaiser Federal Financial Group, Inc.

General. Kaiser Federal Financial Group, Inc is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. It is required to file reports with and is subject to regulation and examination by the Federal Reserve Board. In addition, the Federal Reserve

Board has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the Federal Reserve Board to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company. Under the Dodd-Frank Act, the functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, were transferred to the Federal Reserve Board on July 21, 2011.

Permissible Activities. Under present law, the business activities of Kaiser Federal Financial Group, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities unless it meets the qualitative criteria necessary for a bank holding company to engage in such activities. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to prior regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including Kaiser Federal Financial Group, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits, with certain exceptions, the acquisition or retention of more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Bank Dividends. As a subsidiary of a savings and loan holding company, the Bank must notify the Federal Reserve Board thirty (30) days before declaring any dividend to the Company. The dividend notice may be denied under certain circumstances, such as where the dividend raises safety or soundness concerns, the dividend would cause the savings bank to be undercapitalized or the dividend would violate a law, regulation, regulatory condition or enforcement order.

Capital Distributions. The Federal Reserve Board has issued a supervisory letter regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it suggested is applicable to savings and loan holding companies as well. In general, the letter provides that holding company dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The letter also provides for informal regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock in an amount that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Kaiser Federal Bank

General. As a federal savings institution, Kaiser Federal Bank is examined and supervised by the OCC and is also subject to examination by the FDIC, as its deposit insurer. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). In the case of Kaiser Federal Bank, the OCC is the primary examining agency and prepares such confidential reports for the consideration of Kaiser Federal Bank’s board of directors. Kaiser Federal Bank also is a member of and owns stock in the Federal Home Loan Bank of San Francisco, which is one of the twelve regional banks in the Federal Home Loan Bank System. Kaiser Federal Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. Kaiser Federal Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Kaiser Federal Bank’s mortgage documents.

On July 21, 2011, under the Dodd-Frank Act, the OTS’s functions relating to federal savings associations, including rulemaking authority, were transferred to the OCC. The thrift charter was preserved and a new Deputy Comptroller of the Currency position established to oversee the supervision of federal savings associations and savings banks.

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

At June 30, 2012, the Bank’s capital exceeded all applicable requirements.

On June 7, 2012, the federal banking regulators issued proposed rules that, if adopted, significantly increase regulatory capital requirements. Among other things, the proposed rules would introduce a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets and increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0% of risk-weighted assets. There would also be a new “capital conservation buffer” that would require an institution to hold an additional 2.5% of common equity tier 1 capital to risk-based assets in order to avoid restrictions on dividends and executive compensation. The proposed rules would also impose stricter capital deduction requirements and revise the current risk-weighting categories to increase risk sensitivity. If finalized, the new requirements would be phased in over a period of several years.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

—	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

—	adequately capitalized (at least 4% leverage capital (3% for federal savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

—	undercapitalized (less than 4% leverage capital (3% for federal savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 3% leverage capital);

—	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); or

—	critically undercapitalized (less than 2% tangible capital).

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

At June 30, 2012, the Bank met the criteria for being considered “well-capitalized.”

The recent proposed rules that would increase regulatory capital requirements, discussed under “Capital Requirements,” would, if adopted, adjust the prompt corrective action categories accordingly.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2012, the Bank was in compliance with the loans-to-one borrower limitations.

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

A federal savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of laws. At June 30, 2012, Kaiser Federal Bank held 88.16% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application with the OCC for approval of a capital distribution if:

—

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years,

—	the savings bank would not be at least adequately capitalized following the distribution;

—	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

—	the savings bank is not eligible for expedited treatment of its filings.

The OCC may disapprove an application if:

—	the savings bank would be undercapitalized following the distribution;

—	the proposed capital distribution raises safety and soundness concerns; or

—	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a holding company must still file a notice with, and receive the non-objection of, the Federal Reserve Board before its board of directors declares a dividend.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if the institution would be undercapitalized after making such distribution.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and it’s implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution, and includes Kaiser Federal Financial Group, Inc. Generally, an institution’s loans and guarantees issued on behalf of affiliates, and certain other transactions with affiliates, are subject to quantitative limits. In this regard, covered transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the institution. In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require federal savings banks to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. Loans to executive officers are subject to additional restrictions based on the type of loan involved.

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

As part of a plan to restore the deposit insurance fund or view of numerous failures, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments were to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, Kaiser Federal Bank prepaid $3.6 million in estimated assessment fees for the fourth quarter of 2009 through 2012. That prepayment was recorded as a prepaid expense and is being amortized to expense over three years. Because the prepaid assessments represent the prepayment of future expense, they do not affect regulatory capital (the prepaid asset has a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Kaiser Federal Bank does not believe it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal

Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2012, the annualized FICO assessment was equal to 0.66 basis points of total assets less tier 1 capital.

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

Federal Home Loan Bank System. Kaiser Federal Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of San Francisco, Kaiser Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2012, Kaiser Federal Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2012, Kaiser Federal Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Kaiser Federal Bank are subject to state usury laws and federal laws concerning interest rates. Kaiser Federal Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

—	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

—

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

—	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

—	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

—	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

—	Truth in Savings Act; and

—	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2012, Kaiser Federal Bank had no net operating loss carryovers for federal income tax purposes.

Corporate Dividends-Received Deduction. Kaiser Federal Financial Group, Inc. may exclude from its federal taxable income 100% of dividends received from Kaiser Federal Bank as a wholly owned subsidiary.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At June 30, 2012, Kaiser Federal Financial Group, Inc. and its subsidiary have no capital loss carryovers.

State Taxation

Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank are subject to the California Corporate (Franchise) tax which is assessed at the rate of 10.84%. For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in California law. Kaiser Federal Financial Group, Inc. and Kaiser Federal Bank are currently under examination by the State of California Franchise Tax Board for tax years ended June 30, 2008, 2009, 2010, and 2011. We do not believe that there are other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that adequate provisions have been made for all income tax uncertainties.

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

All our real estate loans are secured by properties located in California. Decreases in California real estate values beginning in 2008 and continuing through the current period have adversely affected the value of properties collateralizing our loans. The S&P/Case-Shiller Home Price Index for the Los Angeles Metropolitan Area declined by approximately 17.3% in the beginning of 2008 and 38.4% in June 2012 as compared to the high reported in 2006. According to the Freddie Mac Multifamily Research Perspective published in April 2012, multifamily property values fell 40.0% from peak (the first quarter of 2007) to trough (the third quarter of 2009). Since reaching a low in 2009, multifamily values have recovered to 2004 levels but are still 25.0% lower than the peak in 2007.

As of June 30, 2012, 96.3% or $741.8 million of our loan portfolio consisted of loans secured by real estate. Although the impact on the Bank of the negative credit cycle has stabilized and credit quality indicators have improved, as a result of the prolonged weak economy in California, our levels of non-performing and delinquent loans are still elevated as compared to pre-2008 levels. At June 30, 2012, loans delinquent 90 days or more totaled $7.6 million, or 1.0% of total loans compared to $6.2 million, or 0.8% of total loans at June 30, 2009. At June 30, 2012, non-performing loans totaled $25.4 million, or 3.3% of total loans compared to $8.9 million, or 1.2% of total loans at June 30, 2009. In the event that we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic or local conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain significant loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings. See “Item 1-Business- Market Area- Asset Quality.”

Our loan portfolio possesses increased risk due to our level of multi-family residential real estate and commercial real estate loans which could increase our level of provision for loan losses.

Our outstanding multi-family residential real estate and commercial real estate loans accounted for 48.1% of our total loan portfolio as of June 30, 2012. Generally, management considers these types of loans to involve a higher degree of risk compared to permanent first mortgage loans on one-to-four family, owner occupied residential properties. These loans have higher risks than permanent loans secured by residential real estate for the following reasons:

—	Multi-Family Residential Real Estate Loans. These loans are underwritten on the income producing potential of the property, financial strength of the borrower and any guarantors. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. At June 30, 2012, 36.8% of our total loan portfolio consisted of multi-family loans, and we intend, subject to market conditions, to grow multi-family residential loans as part of our diversified loan portfolio. A significant portion of our multi-family residential loans are relatively new or “unseasoned,” and have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio.

—

Commercial Real Estate Loans. These loans are underwritten on the income producing potential of the property or the successful operation of the borrowers’ or tenants’ businesses, financial strength of the borrower and any guarantors. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

Management plans to continue focusing its efforts to diversify the loan portfolio to ensure profitable growth opportunities in all major loan categories including one-to-four family residential real estate loans, higher yielding products such as multi-family residential loans and as market conditions permit commercial real estate loans, as well as consumer loans. Many of our commercial and multi-family residential real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. Further, commercial and multi-family residential real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family residential real estate loans or the valuation of underlying collateral, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As a result of the above factors, management may determine it necessary to increase the level of provision for loan losses. Increased provisions for loan losses could negatively affect our results of operations.

Our loan portfolio possesses increased risk due to its amount of nonconforming loans.

A significant portion of our one-to-four family residential loans are nonconforming to secondary market requirements, and are therefore, not saleable to Freddie Mac or Fannie Mae. At June 30, 2012, about 25.7% of our one-to-four family residential loan portfolio consisted of loans that were considered nonconforming due to loan size. Included in non-accrual loans at June 30, 2012 were three loans totaling $2.2 million that were nonconforming due to each loan’s principal amount.

As of June 30, 2012, we held in portfolio one-to-four family interest-only mortgage loans totaling $23.2 million or 3.0% of gross loans as compared to $33.2 million or 4.7% of gross loans at June 30, 2011. The interest rates on these loans are generally initially fixed for three, five, seven or ten year terms and then adjust in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term. At June 30, 2012, $22.6 million of these loans convert to fully-amortizing status within the next five years. From February 2004 until February 2007, we originated or purchased interest-only loans ensuring the loans were underwritten at the fully indexed and fully amortized rate. During this period, we also purchased loans made to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. At June 30, 2012, we had $49.4 million in stated income loans, or 6.4% of gross loans, as compared to $62.6 million, or 9.3% of gross loans at June 30, 2011. Included in our stated income loans at June 30, 2012 were $5.4 million in interest-only loans. We have not purchased any interest-only or stated income one- to-four family loans since 2007.

Nonconforming one-to-four family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and may result in higher levels of provision for loan losses. For example, if the interest rate adjustment results in the borrower being unable to make higher payments of both interest and principal or to refinance the loan, we would be required to initiate collection efforts including foreclosure in order to protect our investment. The percentage of nonconforming loans that are either performing or less than 60 days delinquent at June 30, 2012 was 96.9% as compared to 83.6% at June 30, 2011. There can be no assurance that our nonconforming loan portfolio would not be adversely affected should regional and national economic conditions deteriorate further. In addition, there can be no assurance, that we will recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan losses.

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

In the event that loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the loan portfolio and historical loss and delinquency experience, as well as overall economic conditions and peer data. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance for loan losses is also periodically reviewed by our regulators, who may disagree with the allowance and require us to increase such amount. Additions to the allowance for loans losses would be made through increased provisions for loan losses and could negatively affect our results of operations. At June 30, 2012, our allowance for loan losses was $7.5 million, or 0.97% of total loans and 29.5% of non-performing loans as compared to $11.4 million, or 1.6% of total loans and 43.1% of non-performing loans at June 30, 2011.

If our non-performing assets increase, our earnings will suffer.

At June 30, 2012, our non-performing assets totaled $26.7 million, which was an increase of $17.3 million or 184.7% over non-performing assets at June 30, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our real estate owned assets. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly.

A large portion of our one-to-four family residential loan portfolio is serviced by third parties which limits our ability to foreclose on such loans and foreclosure is further limited by California law.

At June 30, 2012, $148.0 million or 39.9% of our one-to-four family residential loans were serviced by third parties. Of this amount, $6.1 million or 4.1% of such portfolio were non-performing. Our policy is to timely pursue our foreclosure rights to maximize our ability to obtain control of the property, however, our ability to implement this policy requires the timely cooperation of our third party servicers.

When a loan goes into default, it is the responsibility of the third party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. In the event the borrower is unable to bring the loan current or a loan modification is not agreed to, the servicer is obligated to foreclose on the property on behalf of Kaiser Federal Bank. Due to a number of factors, including the high rate of loan delinquencies, we believe that our servicers have not vigorously pursued collection efforts on our behalf. We have attempted to exercise our rights under servicing agreements to have the loan servicing returned to us so that we can aggressively resolve the delinquency status of these loans. In May 2012, we successfully obtained the servicing of $54.6 million in loans previously serviced by a third party servicer. In August 2012, we also reached servicing release agreement with another servicer to obtain the servicing rights of $80.5 million in loans.

In an effort to expand loan production volume and help compensate for the increased payoffs and refinancings in the current low interest rate environment, we purchased approximately $80.9 million in contractual balance of primarily adjustable rate one-to-four family residential mortgage loans during the year ended June 30, 2012. The servicing rights of all purchased loans were generally retained by the sellers. $48.3 million of the purchased loans were newly originated loans underwritten in accordance with the Bank’s underwriting standards and are serviced by an outside servicer who we have successfully worked with in the past. We believe this servicer will continue to meet our internal servicing standards. However, if these loans do not perform, the Bank will rely on the servicer to foreclose on the properties. If the servicer fails to take the appropriate action, our financial performance could be adversely impacted.

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

We obtain updated valuations in the form of appraisals when a loan has been foreclosed and the property is transferred to real estate owned, and at certain other times during the asset’s holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the lower of adjusted cost basis or updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value when the loan is transferred to real estate owned. If our valuation determination is inaccurate, the fair value of our investments in real estate may not be sufficient to recover our net book value in such assets, resulting in the need for additional charge-offs. Additional charge-offs to our investments in real estate could have an adverse effect on our financial condition and results of operations.

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

We operate in a very competitive market for the attraction of deposits, the primary source of our funding. Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. In recent years competition has also come from institutions that largely deliver their services over the internet. Such competitors have the competitive advantage of lower infrastructure costs. Particularly in times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates, competition for interest bearing deposits increases as customers, particularly certificate of deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, Kaiser Federal Bank may incur a higher cost of funds in an effort to attract and retain customer deposits. We strive to grow our lower cost deposits, such as non-interest bearing checking accounts, in order to reduce our cost of funds.

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

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Also, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Additionally, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the additional interest they could receive on an alternative investment.

If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and stockholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of San Francisco to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program. Our investment in Federal Home Loan Bank common stock as of June 30, 2012 was $8.5 million. Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of San Francisco, could be substantially diminished or reduced to zero. Furthermore, in 2011, Standard and Poor’s downgraded the credit rating of ten of the twelve Federal Home Loan Banks, including the Federal Home Loan Bank of San Francisco. The credit rating for these Federal Home Loan Banks remained the same during 2012. Consequently, there is a risk that our investment in Federal Home Loan Bank of San Francisco common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the amount of the impairment charge.

The United States economy remains weak and unemployment levels are high. A prolonged recession, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009, which effects have continued into 2012. National economic data, particularly from the labor market, has shown some signs of improvements. However, the sustainability of the improving market dynamics is disconcerting as a result of the deficit and structural issues in the U.S. economy as well as the continued debt crisis in the European banking markets. Unemployment continues to remain at historically high levels and is not expected to improve significantly in the near future. While the impact on the negative credit cycle of many financial institutions is beginning to stabilize, loan portfolio quality remains deteriorated as compared to the pre-recession level reflecting, in part, the weak United States economy, high unemployment rates, and weak housing market. In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and may continue to decline, increasing the risk that we would incur losses if borrowers default on their loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow funds.

The FDIC Quarterly Banking Profile has reported that non-performing assets as a percentage of assets for FDIC-insured financial institutions rose to 2.40% as of June 30, 2012, compared to 0.95% as of December 31, 2007. The NASDAQ Bank Index declined 33.0% between December 31, 2007 and June 30, 2012. At June 30, 2012, our non-performing assets as a percentage of total assets was 2.89%.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Continued declines in both the volume of real estate sales and the related sales price coupled with the weak economic environment and the associated high unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital, liquidity, financial condition and business operations. These declines may have a greater affect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

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

The Dodd-Frank Act has significantly changed the former bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the OTS, and required Kaiser Federal Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks) as of July 21, 2011. The Dodd-Frank Act also authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it previously regulated. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect when the law was enacted, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. As a result, consolidated regulatory requirements will apply to savings and loan holding companies subject to a five year phase in period from the 2010 passage of the Dodd-Frank Act.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Kaiser Federal Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined by their applicable bank regulators, in the Bank’s case, the Office of the Comptroller of the Currency. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

Our name change and rebranding which involves substantial cost may not be received favorably by our customers or our stockholders which could adversely affect Kaiser Federal Bank.

In order to better execute our business strategy, the Company recently completed an extensive market and brand evaluation analysis, which will result in a new name for the Bank. This new name is part of our broader business strategy to operate as a community bank serving the financial needs of all customers within our communities. We believe the new name will help to eliminate any potential customer confusion that we are affiliated with Kaiser Permanente. It is anticipated that our new name will be announced in early October 2012.

We may not be able to establish, maintain or enhance brand recognition that is comparable to our current Kaiser Federal Bank brand which could adversely affect our ability to attract new customers. In addition, we expect to incur greater marketing costs associated with developing our new brand which may be in excess of our historical marketing expenditures. We cannot predict the impact of this change on our business. If we fail to build strong name brand recognition, our profitability may decline and our business prospects may suffer.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At June 30, 2012, we had three full service offices and six financial service centers. Our financial service centers provide all the same services as a full service office except they do not dispense cash; however, cash is available from an ATM located on site. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $1.9 million at June 30, 2012.

The following table provides a list of our offices.

Location	Owned or Leased	Lease Expiration Date	Deposits at June 30, 2012 (In thousands)

HOME AND EXECUTIVE OFFICE
1359 North Grand Avenue (1) Covina, CA 91724	Leased	April 2020	$94,105

LOCATIONS:
252 South Lake Avenue (1) Pasadena, CA 91101	Leased	May 2015	69,972

3375 Scott Boulevard, Suite 312 (2) Santa Clara, CA 95054	Leased	May 2014	70,313

9714 Sierra Avenue, Suite 101 (2) Fontana, CA 92335	Leased	December 2014	54,040

8501 Van Nuys Boulevard (1) Panorama City, CA 91402	Leased	February 2016	137,369

114 Stonewood Street (2) Downey, CA 90241	Leased	March 2016	73,157

26640 Western Avenue, Suite N (2) Harbor City, CA 90710	Leased	March 2016	43,937

1118 N. Vermont Avenue (2) Los Angeles, CA 90029	Leased	November 2015	91,584

11810 Pierce Street, Suite 150 (2) Riverside, CA 92505	Owned	n/a	48,412

(1)	Full service office.
(2)	Financial service center.

We believe that our current facilities are adequate to meet the present needs of Kaiser Federal Bank and Kaiser Federal Financial Group, Inc., except for planned changes discussed below. We continue to evaluate our owned and leased facilities and may determine from time to time that certain of our premises and facilities are no longer in alignment with our business objectives. On September 28, 2012, the Company will be closing the Financial Service Center located in Riverside. Customer accounts and records maintained at this location will be consolidated into the Financial Service Center in Fontana. The ATM at the Riverside location will remain operational and available for customer use. Additionally, in an effort to strengthen our community presence, we are relocating the Covina branch to a more convenient and demographically aligned location in Glendora.

We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2012 was $996,000.

Item 3. Legal Proceedings.

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the Nasdaq Global Select Market under the symbol “KFFG.” We own 100% of Kaiser Federal Bank. The approximate number of holders of record of our common stock as of August 31, 2012 is 2,916. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not know or included in the foregoing number.

The following table sets forth the high and low sales prices by quarter for our shares of common stock and cash dividends paid per share for the years ended June 30, 2012 and 2011.

The high and low sales prices for the quarterly periods noted below were obtained from the Nasdaq Stock Market.

	Market Price Range
	High	Low	Dividends
Year ended June 30, 2012
Quarter ended September 30, 2011	$13.07	$11.00	$0.06
Quarter ended December 31, 2011	$13.00	$11.37	$0.07
Quarter ended March 31, 2012	$13.99	$12.53	$0.07
Quarter ended June 30, 2012	$15.34	$13.10	$0.08

Year ended June 30, 2011
Quarter ended September 30, 2010 (1)	$13.68	$10.09	$0.15
Quarter ended December 31, 2010 (1)	$11.71	$9.58	$0.05
Quarter ended March 31, 2011	$14.70	$11.25	$0.05
Quarter ended June 30, 2011	$13.09	$11.88	$0.06

(1) The sales prices for this quarter have been revised to reflect the 0.7194:1 conversion ratio as a result of the second-step conversion completed on November 19, 2010.

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

The following graph illustrates the comparison of the cumulative total returns for the common stock of the Company, the Russell 2000 Index and the SNL Thrift NASDAQ Index for the periods indicated. Cumulative returns assume the reinvestment of dividends.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on June 30, 2007 and that all dividends were reinvested.

	6/30/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012
Kaiser Federal Financial Group, Inc.*	100	71.65	63.81	66.40	66.60	81.54
Russell 2000	100	83.81	62.84	76.35	104.91	102.73
SNL Thrift NASDAQ	100	90.81	78.13	81.01	79.03	79.41

*prior to November 19, 2010, the Company refers to K-Fed Bancorp and the stock price has been adjusted to reflect the 0.7194 exchange ratio.

Dividend Policy

Dividend payments by Kaiser Federal Financial Group, Inc. are dependent primarily on dividends it receives from Kaiser Federal Bank. A regulation of the OCC imposes limitations on “capital distributions” by savings institutions. See “Federal Banking Regulations-Capital Distributions.” No capital distributions to Kaiser Federal Financial Group, Inc. were made during fiscal years 2012 or 2011. In addition, Kaiser Federal Financial Group, Inc. is subject to state law limitations on the payment of dividends. Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend and to an amount that would not make us insolvent.

Equity Compensation Plans

Set forth below is information, as of June 30, 2012, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	217,339	$16.23	813,632
Equity compensation plans not approved by stockholders	-	-	-

Total	217,339	$16.23	813,632

(1)

Consists of options granted to directors and employees to purchase stock under the 2004 K-Fed Bancorp Stock Option Plan. There were no stock options granted under the Kaiser Federal Financial Group, Inc. 2011 Equity Incentive Plan.

Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
04/01/12 – 04/30/12	45,182	$13.94	480,257	456,378
05/01/12 – 05/31/12	123,344	13.91	603,601	333,034
06/01/12 – 06/30/12	42,851	13.95	646,452	290,183

* On November 29, 2011, the Board of Directors authorized a stock repurchase program pursuant to which the Company repurchased 5% of its issued and outstanding shares, or up to approximately 480,257 shares. Upon completion of the previous stock repurchase program, the Company announced on April 26, 2012, a second stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 456,378 shares.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated historical financial and other data of Kaiser Federal Financial Group, Inc. and its subsidiary for the years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of Kaiser Federal Financial Group, Inc. and related notes to the consolidated financial statements. The information at June 30, 2012 and 2011 and for the years ended June 30, 2012, 2011 and 2010 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at June 30, 2010, 2009 and 2008 and for the years ended June 30, 2009 and 2008 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K. The information presented prior to November 19, 2010 is of K-Fed Bancorp, Kaiser Federal Financial Group, Inc.’s predecessor company.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$923,330	$856,439	$866,802	$895,097	$849,291
Cash and cash equivalents	66,018	89,654	39,560	73,705	51,240
Interest earning time deposits in other financial institutions	-	11,669	19,267	25,508	-
Securities available-for-sale	53,397	16,038	2,290	4,236	8,539
Securities held-to-maturity	1,197	2,202	3,751	5,528	7,504
Federal Home Loan Bank stock	8,525	10,334	12,179	12,649	12,540
Loans receivable, net	764,717	696,646	757,985	746,875	742,191
Deposits	682,889	634,709	630,694	566,193	495,058
Borrowings	80,000	60,000	137,000	207,004	235,019
State of California time deposit	-	-	-	25,000	25,000
Total stockholders’ equity	154,148	157,399	94,705	92,558	90,328

	For the year ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$40,629	$43,586	$45,014	$45,173	$45,238
Total interest expense	10,616	13,940	18,088	22,883	25,769

Net interest income	30,013	29,646	26,926	22,290	19,469
Provision for loan losses	250	950	9,867	2,586	962

Net interest income after provision for loan losses	29,763	28,696	17,059	19,704	18,507
Total noninterest income	4,489	4,478	4,689	4,549	4,320
Terminated stock offering costs	-	-	-	-	1,279
Other noninterest expense	22,734	19,541	17,022	16,749	15,547

Total noninterest expense	22,734	19,541	17,022	16,749	16,826
Income before income tax expense	11,518	13,633	4,726	7,504	6,001
Income tax expense	4,298	4,880	1,386	2,755	2,133

Net income	$7,220	$8,753	$3,340	$4,749	$3,868

Basic earnings per share	$0.81	$0.95	$0.35	$0.50	$0.40

Diluted earnings per share	$0.81	$0.95	$0.35	$0.50	$0.40

Dividends per share	$0.26	$0.31	$0.61	$0.61	$0.58

	At or for the Year Ended June 30,
	2012	2011	2010	2009	2008
Selected Operating Ratios:
Return on assets (ratio of net income to average total assets)	0.79%	1.00%	0.38%	0.55%	0.47%
Return on equity (ratio of net income to average total equity)	4.57%	6.62%	3.58%	5.21%	4.18%
Dividend payout ratio (1)	32.24%	33.04%	172.31%	121.52%	146.82%
Ratio of noninterest expense to average total assets(2)	2.48%	2.23%	1.92%	1.94%	2.03%
Efficiency ratio (3)	65.89%	57.26%	53.84%	62.41%	65.35%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.58%	123.49%	115.90%	115.01%	115.99%
Average interest rate spread	3.09%	3.15%	2.84%	2.29%	1.93%
Interest rate spread at end of year(4)	3.30%	3.22%	3.17%	2.57%	2.11%
Net interest margin (5)	3.42%	3.54%	3.18%	2.71%	2.45%

Asset Quality Ratios:
Non-performing assets to total assets	2.89%	3.18%	3.79%	1.05%	0.35%
Allowance for loan losses to non-performing loans(6)	29.54%	43.06%	42.32%	51.69%	186.66%
Allowance for loan losses to total loans (6) (7)	0.97%	1.61%	1.73%	0.61%	0.43%
Net charge-offs to average outstanding loans	0.55%	0.39%	0.15%	0.16%	0.07%
Non-performing loans to total loans	3.29%	3.73%	4.08%	1.18%	0.23%

Capital Ratios:
Equity to total assets at end of year	16.69%	18.38%	10.93%	10.34%	10.64%
Average equity to average assets	17.23%	15.06%	10.51%	10.57%	11.17%
Tier 1 leverage (Bank only)	13.52%	13.67%	9.42%	8.65%	8.40%
Tier 1 risk-based (Bank only)	19.90%	20.79%	13.48%	12.76%	12.31%
Total risk-based (Bank only)	21.10%	21.87%	14.73%	13.32%	12.81%

Other Data:
Number of branches	9	9	9	9	9
Number of ATMs	58	58	57	56	54
Number of loans	6,623	5,838	7,219	8,800	10,480
Number of deposit accounts	68,726	67,317	67,439	66,988	65,668
Assets in millions per total number of full-time equivalent employees	$7.16	$7.55	$8.54	$9.62	$9.54

(1)

The dividend payout ratio is calculated using dividends declared (including those waived by K-Fed Bancorp’s mutual holding company parent, K-Fed Mutual Holding Company for periods prior to November 19, 2010) divided by net income.

	At or for the Year Ended June 30,
	2011	2010	2009	2008
	(in thousands)
Total dividends paid	$1,917	$1,856	$1,872	$1,957

Total dividends waived by K-Fed Mutual Holding Company	$975	$3,899	$3,899	$3,722

Total dividends paid and total dividends waived by K-Fed Mutual Holding Company	$2,892	$5,755	$5,771	$5,679

(2)	Noninterest expense, exclusive of terminated stock offering costs.
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and terminated stock offering costs.
(4)	The spread between average yield on total interest-earning assets and average cost on total interest-bearing liabilities.
(5)	Net interest income divided by average interest-earning assets.
(6)	The allowance for loan losses at June 30, 2012, 2011, 2010, 2009, and 2008 was $7.5 million, $11.4 million, $13.3 million, $4.6 million, and $3.2 million, respectively.
(7)	Total loans are net of deferred fees and costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Business Strategy

Our results of operations depend primarily on our net interest income, which is the difference between interest income earned on interest-earning assets, consisting of loans and investment securities, and interest expense paid on interest-bearing liabilities, consisting of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, noninterest income and noninterest expenses. Noninterest income consists primarily of service charges on deposit accounts and ATM fees and other charges. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, ATM costs, federal deposit insurance premiums and other expenses. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our historical focus on serving the employees of the Kaiser Permanente Medical Care Program has allowed us to capitalize on convenient access to Kaiser Permanente employees and their family members and establish Kaiser Federal Bank as their primary financial institution. With our three branch offices, six financial service centers and ATM networks strategically located at or near Kaiser Permanente facilities, we will continue to be an attractive choice for this customer base. Financial service centers provide all the services of a branch office but do not accept or dispense cash except through an on-site ATM.

In order to better execute our business strategy, the Company recently completed an extensive market and brand evaluation analysis, which will result in a new name for the Bank. This new name is part of the broader business strategy to operate as a community bank serving the financial needs of all customers within our communities. Furthermore, we believe the new name will eliminate the confusion currently experienced by potential customers in our markets and differentiate us from our competitors to ensure our future growth and success. It is anticipated that our new name will be announced in early October 2012. Under our new name we will continue to serve Kaiser Permanente employees and their family members, but will be better positioned to serve the needs of all customers within our market footprint. Towards this end we will look to strengthen our community presence with the relocation of our Covina branch to a more convenient and demographically aligned location in Glendora. On September 28, 2012, the Company will be closing the Financial Service Center located in Riverside. Customer accounts and records maintained at this location will be consolidated into the Financial Service Center in Fontana. The ATM at the Riverside location will remain operational and available for customer use. Additionally, we will look to offer cash dispensing services at three of the five non-cash financial service centers increasing our value in select transactional markets.

Our goal is to promote the financial well being of the customers and communities we serve, through the delivery of high quality financial services and prudent management. We seek to accomplish this goal by:

—

continuing our emphasis on building and expanding customer relationships by utilizing online banking and bill payment services, mobile banking services and maintaining easily accessible offices and ATMs;

—

expanding our branch network through leasing new branch/financial service center facilities or by acquiring branches from other financial institutions in locations that are strategically positioned to meet our business objectives;

—	reducing our non-performing assets by devoting additional personnel to collection efforts;

—

continue focusing our efforts to diversify the loan portfolio to ensure profitable growth opportunities in all major loan categories, including one-to-four family residential real estate loans, multi-family residential loans, consumer loans, and as market conditions permit commercial real estate loans; and

—

to cautiously evaluate expansion opportunities through acquisitions of other financial institutions, primarily in Southern California. We have no current understandings or agreements for any specific acquisition.

Remote access methods, such as our 58 ATMs, voice response, call center, bill payment and online banking services continue to process over 90% of our customer transactions. Branches and financial service centers strategically located for our markets provide touch points to attract new customers and facilitate transactions that cannot be completed electronically.

Historically, a majority of our deposits and borrowings have been used to originate or purchase one-to-four family residential real estate, multi-family residential or commercial real estate loans. While the Bank originates many types of residential and multifamily loans, the Bank purchased, using our underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California. Historically, we have not originated, or purchased, commercial business, commercial construction, or residential construction loans and have no current plans to do so.

We have a commitment to our customers, existing and new, to provide high quality service. Our goal is to grow the Bank while providing cost effective services to our market area.

Critical Accounting Policies and Estimates

In reviewing and understanding our financial information, it is important to read and understand the significant accounting policies used in preparing our consolidated financial statements.

These policies are described in Note 1 to the consolidated financial statements and are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our accounting and financial reporting policies conform to U.S. GAAP and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the years presented. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

Allowance for Loan Losses. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by charge-offs and non-performing loan trends. Generally, one- to-four family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal lines of credit loans). While management intends to focus our efforts in diversifying the loan portfolio, in the past few years, our loan mix has changed as we focused our efforts on originating multi-family residential loans, which in turn increased our income property (multi-family residential and commercial real estate) loan portfolio. Income property lending, however, has a higher credit risk profile than consumer and one- to-four family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less estimated costs to sell, is used to determine the amount of impairment, if any. The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses.

Fair Value of Financial Instruments. The estimation of fair value is significant to certain of our assets, including investment securities available-for-sale, real estate owned and the value of loan collateral for impaired loans. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2012 and June 30, 2011.

Assets. Total assets increased to $923.3 million at June 30, 2012 from $856.4 million at June 30, 2011 due primarily to an increase in loans receivable and securities available-for-sale, offset by a decrease in cash and cash equivalents and interest earning time deposits in other financial institutions. The overall increase in assets was funded primarily with increased deposits.

Total cash and cash equivalents decreased by $23.6 million, or 26.4%, to $66.0 million at June 30, 2012 from $89.7 million at June 30, 2011. The decrease was primarily due to a decrease of $24.2 million in federal funds sold. Interest earning time deposits in other financial institutions decreased from $11.7 million at June 30, 2011 to zero at June 30, 2012. The Company reinvested cash and cash equivalents in higher yielding investment securities and loans.

Our investment securities portfolio increased by $36.4 million, or 199.3%, to $54.6 million at June 30, 2012 from $18.2 million at June 30, 2011. The increase was primarily a result of new purchases of securities available-for-sale. Securities available-for-sale increased to $53.4 million at June 30, 2012 from $16.0 million at June 30, 2011 due to the purchase of $57.3 million in agency mortgage-backed securities and collateralized mortgage obligations, offset by $19.9 million in maturities, principal repayments and amortization.

Our gross loans receivable increased $63.2 million, or 8.9%, to $770.6 million at June 30, 2012 from $707.4 million at June 30, 2011. The increase was due to $170.1 million in new loan originations as well as $80.9 million of purchased loans, primarily adjustable rate one-to-four family residential mortgage loans, offset by principal repayments and payoffs. One-to-four family residential real estate loans increased $89.2 million, or 31.6% to $371.2 million at June 30, 2012 from $282.1 million at June 30, 2011 due to new loan originations as well as loans purchased. Multi-family residential loans decreased $4.3 million, or 1.5% to $283.6 million at June 30, 2012 from $287.8 million at June 30, 2011 due to principal repayments and payoffs exceeding originations. Commercial real estate loans decreased $21.0 million, or 19.5% to $87.0 million at June 30, 2012 from $108.0 million at June 30, 2011 due to principal repayments and payoffs. Consumer loans which are comprised primarily of automobile loans decreased $668,000 or 2.3% to $28.9 million at June 30, 2012 from $29.6 million at June 30, 2011 due to principal repayments. Real estate loans comprised 96.3% of the total loan portfolio at June 30, 2012, compared to 95.8% at June 30, 2011.

The allowance for loan losses decreased by $3.9 million to $7.5 million at June 30, 2012 from $11.4 million at June 30, 2011. The general valuation allowance decreased by $1.3 million to $4.7 million at June 30, 2012 from $6.0 million at June 30, 2011. The decrease in the general valuation allowance was primarily attributable to a lower provision for loan losses due to improvement in delinquent loans and non-performing assets. Delinquent loans 60 days or more past due decreased to $9.4 million or 1.22% of total loans at June 30, 2012 from $10.5 million or 1.48% of total loans at

June 30, 2011. Non-performing assets decreased to $26.7 million or 2.89% of total assets at June 30, 2012 from $27.2 million or 3.18% of total assets at June 30, 2011. At June 30, 2012 the general valuation allowance was comprised of $2.5 million, $1.3 million, $852,000 and $94,000 on one-to-four family residential, multi-family residential, commercial real estate and consumer loans, respectively. At June 30, 2011 the general valuation allowance was comprised of $2.8 million, $1.5 million, $1.6 million and $76,000 on one-to-four family residential, multi-family residential, commercial real estate and consumer loans, respectively. While the one-to-four family residential loan balance increased due to new loans originated as well as loans purchased, the general valuation allowance on one-to-four family residential loans declined. The decline was primarily a result of a decline in the historical loss factor of approximately 23 basis points. Additionally, $32.6 million of the purchased loans were seasoned variable rate one-to-four family residential loans that included a credit guarantee by the seller that any loans 60 days or more delinquent can be substituted or repurchased back by the seller at the Bank’s option. The decline in the general valuation allowance on multi-family residential loans was primarily a result of a decline in the peer group historical loss factor of approximately 21 basis points. The decline in the general valuation allowance on commercial real estate loans was primarily a result of a decline in the gross loans receivable balance of $21.0 million as well as a decline in the peer group historical loss factor of approximately 34 basis points. The valuation allowances on loans individually evaluated for impairment decreased by $2.5 million to $2.8 million at June 30, 2012 from $5.3 million at June 30, 2011. The reduction in valuation allowances on impaired loans was attributable to charge-offs of allowances previously identified. See “Item 1- Business—Asset Quality-Allowance for Loan Losses.”

Deposits. Total deposits increased $48.2 million, or 7.6% to $682.9 million at June 30, 2012 from $634.7 million at June 30, 2011. The growth was comprised of an increase of $13.8 million in noninterest-bearing demand deposits and $34.4 million in interest-bearing deposits. Noninterest-bearing demand deposits increased $13.8 million, or 24.0%, from $57.5 million at June 30, 2011 to $71.3 million at June 30, 2012. The increase in noninterest-bearing demand deposits was primarily a result of the timing of customer payroll deposits as compared to June 30, 2011 as well as our emphasis on lower costing core deposit accounts. The increase in interest-bearing deposits was primarily due to a $24.0 million increase in money market deposits from $132.0 million at June 30, 2011 to $156.0 million at June 30, 2012 as a result of the introduction of new money market products as well as continued growth in existing money market accounts, an addition of $7.8 million in a new interest-bearing checking product, and a $7.0 million increase in savings deposits. The increase in interest-bearing deposits was partially offset by the decrease in certificates of deposit by $4.5 million from $311.3 million at June 30, 2011 to $306.9 million at June 30, 2012. The growth in money market and savings products and the decline in the certificate of deposit balance were attributable to customers preferring the short-term flexibility of non-certificate accounts in a low interest rate environment.

Borrowings. Advances from the FHLB of San Francisco increased to $80.0 million at June 30, 2012 as compared to $60.0 million at June 30, 2011. The increase was a result of new borrowings of $60.0 million offset by the pay down of scheduled maturities of $40.0 million during the year. The increase in borrowing has allowed the Bank to improve its interest rate risk position by locking in longer term funding as the weighted average term on the new borrowings is five years. The weighted average cost of FHLB advances was 2.33% at June 30, 2012 as compared to 4.86% at June 30, 2011.

Stockholders’ Equity. Total stockholders’ equity represented 16.69% of total assets and decreased to $154.1 million at June 30, 2012 from $157.4 million at June 30, 2011. The decrease in stockholders’ equity was primarily attributable to shares repurchased during the year ended June 30, 2012 pursuant to the stock repurchase programs previously announced of $8.8 million as well as cash dividends paid of $2.3 million offset by an increase in retained earnings of $7.2 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information at June 30, 2012 and for the years ended June 30, 2012, 2011 and 2010, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.

	At June 30, 2012	For the year ended June 30,
		2012			2011			2010
	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-Earning Assets
Loans receivable(1) (2)	5.16%	$709,394	$39,619	5.58%	$725,844	$42,962	5.92%	$755,802	$44,136	5.84%
Securities(3)	1.09	47,718	672	1.41	7,859	278	3.54	7,732	351	4.54
Federal funds sold	0.23	106,017	262	0.25	81,074	195	0.24	45,413	108	0.24
Federal Home Loan Bank stock	0.47	9,457	38	0.40	11,286	42	0.37	12,577	43	0.34
Interest-earning deposits in other financial institutions	-	4,908	38	0.77	11,775	109	0.93	26,348	376	1.43

Total interest-earning assets	4.55	877,494	40,629	4.63	837,838	43,586	5.20	847,872	45,014	5.31

Noninterest earning assets		39,014			39,925			40,484

Total assets		$916,508			$877,763			$888,356

Interest-Bearing Liabilities
Interest-bearing checking	0.10%	$2,107	$3	0.14%	$-	$-	0.00%	$-	$-	-%
Money market	0.32	143,080	659	0.46	125,817	851	0.68	117,330	1,078	0.92
Savings deposits	0.10	137,109	293	0.21	130,172	467	0.36	130,854	622	0.48
Certificates of deposit	1.99	312,421	6,718	2.15	321,846	7,870	2.45	311,737	9,095	2.92
Borrowings	2.33	93,077	2,943	3.16	100,615	4,752	4.72	171,616	7,293	4.25

Total interest-bearing liabilities	1.25	687,794	10,616	1.54	678,450	13,940	2.05	731,537	18,088	2.47

Noninterest bearing liabilities		70,835			67,126			63,474

Total liabilities		758,629			745,576			795,011
Equity		157,879			132,187			93,345

Total liabilities and equity		$916,508			$877,763			$888,356

Net interest/spread(5)	3.30%		$30,013	3.09%		$29,646	3.15%		$26,926	2.84%

Margin(4)				3.42%			3.54%			3.18%

Ratio of interest-earning assets to interest-bearing liabilities		127.58%			123.49%			115.90%

(1) Calculated net of deferred fees, loan loss reserves and includes non-accrual loans.

(2) Interest income includes loan fees of $50,000, $151,000, and $235,000 for the fiscal years ended June 30, 2012, 2011, and 2010, respectively.

(3) Calculated based on amortized cost.

(4) Net interest income divided by interest-earning assets.

(5) The spread between average yield on total interest-earning assets and average cost on total interest-bearing liabilities.

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

	For the Year Ended June 30, 2012 vs. 2011				For the Year Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(in thousands)
Interest-Earning Assets
Loans receivable (1)	$(974)	$(2,424)	$55	$(3,343)	$(1,749)	$599	$(24)	$(1,174)
Securities	1,411	(167)	(849)	395	6	(77)	(1)	(72)
Federal funds sold	60	5	2	67	85	1	1	87
Federal Home Loan Bank stock	(7)	3	(1)	(5)	(4)	4	-	-
Interest-earning deposits in other financial institutions	(64)	(18)	10	(72)	(208)	(132)	73	(267)

Total interest-earning assets	$426	$(2,601)	$(783)	$(2,958)	$(1,870)	$395	$49	$(1,426)

Interest-Bearing Liabilities
Interest-bearing checking	$-	$-	$3	$3	$-	$-	$-	$-
Money market	117	(272)	(37)	(192)	78	(284)	(21)	(227)
Savings deposits	25	(189)	(10)	(174)	(3)	(153)	1	(155)
Certificates of deposit	(231)	(949)	28	(1,151)	295	(1,472)	(48)	(1,225)
Borrowings	(356)	(1,571)	118	(1,809)	(3,017)	812	(336)	(2,541)

Total interest-bearing liabilities	$(445)	$(2,981)	$102	$(3,323)	$(2,647)	$(1,097)	$(404)	$(4,148)

Change in net interest income/spread	$871	$380	$(885)	$365	$777	$1,492	$453	$2,722

(1) Total loans are net of deferred fees and costs.

Comparison of Results of Operations for the Years Ended June 30, 2012 and 2011.

General. Net income for the year ended June 30, 2012 was $7.2 million, a decrease of $1.5 million, or 17.5%, as compared to net income of $8.8 million for the year ended June 30, 2011. Earnings per basic and diluted common share were $0.81 for the year ended June 30, 2012 compared to $0.95 for the year ended June 30, 2011. The decrease in net income primarily resulted from an increase in noninterest expense of $3.2 million for the year ended June 30, 2012.

Interest Income. Interest income decreased by $3.0 million, or 6.8%, to $40.6 million for the year ended June 30, 2012 from $43.6 million for the year ended June 30, 2011. The decline in interest income was primarily due to decreases in interest and fees on loans partially offset by an increase in interest on securities.

Interest and fees on loans decreased $3.3 million, or 7.8%, to $39.6 million for the year ended June 30, 2012 from $43.0 million for the year ended June 30, 2011. The primary reason for the decrease was a decline in the average yield on loans to 5.58% for the year ended June 30, 2012 as compared to 5.92% for the year ended June 30, 2011. Additionally, the average loan receivable balance decreased by $16.5 million, or 2.3% to $709.4 million for the year ended June 30, 2012 from $725.8 million for the year ended June 30, 2011 due to the high level of payoffs and refinancings in the low interest rate environment.

Interest income on securities increased by $394,000, or 41.8%, to $672,000 for the year ended June 30, 2012 from $278,000 for the year ended June 30, 2011. The increase was primarily attributable to a $39.8 million increase in the average balance of investment securities from $7.9 million for the year ended June 30, 2011, to $47.7 million for the year ended June 30, 2012 due to new purchases of lower yielding securities. This increase was partially offset by a decrease in the average yield from 3.54% for the year ended June 30, 2011, to 1.41% for the year ended June 30, 2012.

Interest Expense. Interest expense decreased $3.3 million, or 23.9%, to $10.6 million for the year ended June 30, 2012 from $13.9 million for the year ended June 30, 2011. The decline was primarily due to decreases in interest expenses on deposits and borrowings as a result of low interest rates during the year ended June 30, 2012.

Interest expense on deposits decreased $1.5 million, or 16.5%, from $9.2 million for the year ended June 30, 2011 to $7.7 million for the year ended June 30, 2012. The primary reason for the decrease was a 30 basis point decline in the average cost of deposits from 1.59% for the year ended June 30, 2011 to 1.29% for the year ended June 30, 2012.

Interest expense on borrowings decreased $1.8 million, or 38.1%, from $4.8 million for the year ended June 30, 2011 to $2.9 million for the year ended June 30, 2012. The decline was primarily attributable to a 156 basis points decrease in the average cost of borrowings from 4.72% for the year ended June 30, 2011 to 3.16% for the year ended June 30, 2012 as a result of the pay down of $40.0 million in scheduled maturities of higher costing borrowings.

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

Our provision for loan losses decreased to $250,000 for the year ended June 30, 2012 compared to $950,000 for the year ended June 30, 2011. The decline in the overall provision was a result of a decline in historical loss ratios and peer group loss factors on loans collectively evaluated for impairment. Delinquent loans 60 days or more totaled $9.4 million, or 1.22% of total loans at June 30, 2012 as compared to $10.5 million, or 1.48% of total loans at June 30, 2011. Non-performing loans decreased $966,000 to $25.4 million at June 30, 2012 from $26.4 million at June 30, 2011. Non-performing loans to total loans declined to 3.29% at June 30, 2012 from 3.73% at June 30, 2011.

The provision was comprised of a $1.2 million provision on one-to-four family residential loans, a $101,000 provision on multi-family loans, a $1.1 million reduction in provision on commercial real estate loans, a $53,000 reduction in provision on automobile loans, a $50,000 provision on home equity loans and a $40,000 provision on other loans. The increase in provision on one-to-four family residential loans was primarily due to an increase in the balance of one-to-four family residential loans collectively evaluated for impairment. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of commercial real estate loans collectively evaluated for impairment and a reduction in the valuation allowance on commercial real estate loans that were individually evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased slightly by $10,000, or 0.2%, to $4.5 million for the year ended June 30, 2012. The increase in noninterest income was primarily a result of a $133,000 increase in ATM fees and charges due to increased transaction volume, offset by a $55,000 decrease in service charges and fees and an increase in a loss on an equity method investment in an affordable housing fund of $74,000.

Noninterest Expense. Our noninterest expense increased $3.2 million, or 16.3% to $22.7 million for the year ended June 30, 2012 as compared to $19.5 million for the year ended June 30, 2011 primarily due to an increase in salaries and benefits expense and professional services.

Salaries and benefits expense increased $2.0 million, or 21.6% to $11.4 million for the year ended June 30, 2012 as compared to $9.4 million for the year ended June 30, 2011 primarily due to employees hired in the areas of eCommerce and lending. Employees hired in eCommerce will focus on expanding customer relationships through enhanced delivery channels such as online and mobile banking as well as bill payment services. We have also hired seasoned loan officers, underwriters and support staff in the income property and one-to-four family loan origination departments to accommodate for the increased activities in loan originations and purchases.

Professional services increased $757,000, or 51.8%, to $2.2 million for the year ended June 30, 2012 from $1.5 million for the year ended June 30, 2011. The increase was primarily due to an increase in financial advisory, strategic and leadership advisory services as well as recruitment costs. These costs included expenses related to our brand evaluation process.

REO and foreclosure expenses decreased $253,000 to $238,000 for the year ended June 30, 2012 from $491,000 for the year ended June 30, 2011. For the year ended June 30, 2012, there was a net gain of $56,000 on the sale of REO sold during the year as compared to a loss of $160,000 for the year ended June 30, 2011. Additionally, there was a decrease in REO write-down of $160,000, offset by an increase in foreclosure and REO operating expenses of $123,000 due to increased cost of foreclosure activities during the year.

Income Tax Expense. Income tax expense decreased to $4.3 million for the year ended June 30, 2012 compared to $4.9 million for the year ended June 30, 2011. This decrease was primarily the result of lower pretax income for the year ended June 30, 2012 compared to the year ended June 30, 2011. The effective tax rate was 37.3% and 35.8% for the years ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate was attributable to an adjustment made during the year ended June 30, 2012 on the enterprise zone interest income deduction.

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

Salaries and benefits represented 48.1% and 46.8% of total noninterest expense for the years ended June 30, 2011 and 2010, respectively. Total salaries and benefits increased $1.4 million, or 17.9%, to $9.4 million for the year ended June 30, 2011 from $8.0 million for the year ended June 30,

2010. The increase in salaries and benefits expense was primarily a result of annual salary increases and an increase in full-time equivalent employees. The increase in full-time equivalent employees was a result of employees hired primarily in the areas of Information Technology, eCommerce and Lending. Employees hired in the area of eCommerce will focus on expanding customer relationships through enhanced online banking and bill payment services. Employees have been hired in the loan servicing area in anticipation of efforts to obtain the transfer of servicing rights on loans serviced by others. We have also hired seasoned loan officers, underwriters and support staff in the income property and one-to-four family origination departments.

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

Liquidity, Capital Resources and Commitments

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by previous OTS (and now OCC) regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Our liquidity, represented by cash and cash equivalents, interest earning accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances and previously used State of California time deposits, to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Item 1-Business - Lending Activities.” We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2012, total approved loan commitments amounted to $9.5 million, which included the un-advanced portion of loans of $2.2 million. Advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2012 were $20.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2012, were $110.6 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At June 30, 2012, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $297.8 million. We also had an available short-term line of credit with the Federal Reserve Bank of San Francisco of $59.4 million at June 30, 2012, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes our long-term contractual obligations at June 30, 2012.

Contractual obligations	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
	(In thousands)
FHLB advances	$80,000	$20,000	$20,000	$20,000	$20,000
Operating lease obligations	5,389	967	1,951	1,103	1,368
Loan commitments to originate residential mortgage loans	9,515	9,515	-	-	-
Available home equity and un-advanced lines of credit	2,202	2,202	-	-	-
Certificates of deposit	306,874	110,622	100,483	95,595	174

Total commitments and contractual obligations	$403,980	$143,306	$122,434	$116,698	$21,542

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

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OCC capital requirements at June 30, 2012 and OTS capital requirements at June 30, 2011. The definitions of the terms used in the table are those provided in the capital regulations. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See “How We Are Regulated- Capital Requirements.”

	Actual Ratio	Minimum Capital Adequacy Requirements	Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2012:
Total capital (to risk-weighted assets)	21.10%	8.00%	10.00%
Tier 1 capital (to risk-weighted assets)	19.90	4.00	6.00
Tier 1 (core) capital (to adjusted tangible assets)	13.52	4.00	5.00

June 30, 2011:
Total capital (to risk-weighted assets)	21.87%	8.00%	10.00%
Tier 1 capital (to risk-weighted assets)	20.79	4.00	6.00
Tier 1 (core) capital (to adjusted tangible assets)	13.67	4.00	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards.

During the year ended June 30, 2012, we repurchased 646,000 shares of our common stock pursuant to previously announced stock repurchase plans at a weighted average cost of $13.66 per share. For the year ended June 30, 2011, we repurchased no shares of our common stock.

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

Recent Accounting Pronouncements

For discussion of Recent Accounting Pronouncements, please see Note 1-Nature of Business and Significant Accounting Policies, in the Notes to the Consolidated Financial Statements beginning on Page F-8.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

—	maintaining an adequate level of adjustable rate loans;

—	originating a reasonable volume of short- and intermediate-term loans;

—	managing our deposits to establish stable deposit relationships; and

—	using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms.

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

An independent third party provided Kaiser Federal Bank with the information presented in the following tables, which are based on information provided by Kaiser Federal Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the years ended June 30, 2012 and 2011 and the immediate, permanent and parallel movements in interest rates of +/- 100, +200 and +300 basis points, as well as the change in Kaiser Federal Bank’s net portfolio value at June 30, 2012 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

June 30, 2012		June 30, 2011
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	0.27%	+300 bp	1.39%
+200	0.40	+200	0.76
+100	0.44	+100	0.41
-100	(2.41)	-100	(0.28)

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+400	$112,800	$(31,064)	(21.59)%	13.10%	(187)
+300	123,529	(20,335)	(14.13)	13.93	(104)
+200	132,955	(10,909)	(7.58)	14.57	(40)
+100	140,040	(3,825)	(2.66)	14.93	(3)
-	143,864	-	-	14.97	-
-100	141,479	(2,386)	(1.66)	14.47	(50)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Please see pages F-1 through F-53 of this Form 10-K.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of our Independent Registered Public Accounting Firm on Pages F-2 and F-3.

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Code of Ethics. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company’s and the Bank’s Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company’s Code of Ethics is available on our website at www.kffg.com. Amendments to and waivers from the Code of Ethics will also be disclosed on our website.

Item 11. Executive Compensation.

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters.

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements:

See Part II – Item 8. Financial Statements and Supplementary Data

(b)	Exhibits:

	3.1	Articles of Incorporation of Kaiser Federal Financial Group, Inc. (1)
	3.2	Bylaws of Kaiser Federal Financial Group, Inc. (2)
	4.0	Form of Stock Certificate of K-Fed Bancorp (3)
	10.1	Registrant’s Employee Stock Ownership Plan (4)
	10.2	Amendments to the Kaiser Federal Bank Employee Stock Ownership Plan (5)
	10.3	Registrant’s 2004 Stock Option Plan, as amended (6)
	10.4	Registrant’s 2004 Recognition and Retention Plan (7)
	10.5	Registrant’s 2011 Equity Incentive Plan (8)
	10.6	Amended and Restated Kaiser Federal Bank 2005 Executive Nonqualified Retirement Plan (9)
	10.7	Kaiser Federal Bank Annual Incentive Plan (10)
	10.8	Employment Agreement with Dustin Luton (11)
	10.9	Employment Agreement with Jean M. Carandang (12)
	10.10	Employment Agreement with Nancy J. Huber (13)
	10.11	Employment Agreement with Jeanne R. Thompson (14)
	21.0	Subsidiaries of the Registrant (15)
	23.1	Consent of Crowe Horwath LLP
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema Document
	101.CAL*	XBRL Taxonomy Calculation Linkbase Document
	101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
	101 LAB*	XBRL Taxonomy Label Linkbase Document
	101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

(7)	Incorporated by reference to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on September 23, 2004.

(8)	Filed as Appendix A to the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on November 21, 2011.

(9)

Filed as exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, initially filed on May 28, 2010 with the Securities and Exchange Commission (Registration No. 333-167179), and incorporated herein by reference.

(10)	Filed as exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2011 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

(11)	Filed as exhibit 10.1 to the Registrant’s Form 8-K filed on May 22, 2012 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

(12)	Filed as exhibit 10.3 to the Registrant’s Form 8-K filed on November 23, 2010 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

(13)	Filed as exhibit 10.4 to the Registrant’s Form 8-K filed on November 23, 2010 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

(14)	Filed as exhibit 10.5 to the Registrant’s Form 8-K filed on November 23, 2010 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

(15)

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

Kaiser Federal Financial Group, Inc.

Date: September 13, 2012	/s/ Dustin Luton
Dustin Luton President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 13, 2012	/s/ James L. Breeden
James L. Breeden
Director and Chairman of the Board

Date: September 13, 2012	/s/ Jean M. Carandang
Jean M. Carandang Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 13, 2012	/s/ John H. Cochrane
John H. Cochrane Director

Date: September 13, 2012	/s/ Giovani O. Dacumos
Giovani O. Dacumos Director

Date: September 13, 2012	/s/ Donald R. Voss
Donald R. Voss Director

Date: September 13, 2012	/s/ Michael J. Sacher
Michael J. Sacher Director

Date: September 13, 2012	/s/ Robert C. Steinbach
Robert C. Steinbach Director

Date: September 13, 2012	/s/ Laura G. Weisshar
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, has been audited by Crowe Horwath LLP, an independent registered public accounting firm. As stated in their report dated September 13, 2012, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. See “Report of Independent Registered Public Accounting Firm.”

/s/ Dustin Luton	/s/ Jean M. Carandang
Dustin Luton	Jean M. Carandang
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kaiser Federal Financial Group, Inc.

Covina, California

We have audited the accompanying consolidated statements of financial condition of Kaiser Federal Financial Group, Inc. (“Company”), successor to K-Fed Bancorp, as of June 30, 2012 and 2011, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012. We also have audited Kaiser Federal Financial Group, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kaiser Federal Financial Group, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of internal control over financial reporting in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Federal Financial Group, Inc., successor to K-Fed Bancorp, as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Kaiser Federal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Costa Mesa, California
September 13, 2012

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30, 2012	June 30, 2011

ASSETS
Cash and due from banks	$9,783	$9,214
Federal funds sold	56,235	80,440

Total cash and cash equivalents	66,018	89,654
Interest earning time deposits in other financial institutions	-	11,669
Securities available-for-sale, at fair value	53,397	16,038
Securities held-to-maturity, fair value of $1,229 and $2,299 at June 30, 2012 and June 30, 2011, respectively	1,197	2,202
Federal Home Loan Bank stock, at cost	8,525	10,334
Loans receivable, net of allowance for loan losses of $7,502 and $11,367 at June 30, 2012 and June 30, 2011, respectively	764,717	696,646
Accrued interest receivable	2,778	2,851
Premises and equipment, net	2,850	2,334
Goodwill	3,950	3,950
Bank-owned life insurance	13,334	12,856
Real estate owned (REO)	1,280	828
Other assets	5,284	7,077

Total assets	$923,330	$856,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$71,319	$57,512
Interest bearing	611,570	577,197

Total deposits	682,889	634,709
Federal Home Loan Bank advances, short-term	20,000	40,000
Federal Home Loan Bank advances, long-term	60,000	20,000
Accrued expenses and other liabilities	6,293	4,331

Total liabilities	769,182	699,040
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $0.01 par value; 25,000,000 shares authorized; issued and outstanding — none	-	-
Common stock, $0.01 par value; 100,000,000 authorized; June 30, 2012 — 8,960,366 shares issued June 30, 2011 — 9,574,960 shares issued	90	96
Additional paid-in capital	92,197	100,599
Retained earnings	66,723	61,832
Accumulated other comprehensive loss, net of tax	(169)	(21)
Unearned employee stock ownership plan (ESOP) shares	(4,693)	(5,107)

Total stockholders’ equity	154,148	157,399

Total liabilities and stockholders’ equity	$923,330	$856,439

The accompanying notes are an integral part of these consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended June 30,
	2012	2011	2010

Interest income
Interest and fees on loans	$39,619	$42,962	$44,136
Interest on securities, taxable	672	278	351
Federal Home Loan Bank dividends	38	42	43
Other interest	300	304	484

Total interest income	40,629	43,586	45,014

Interest expense
Interest on deposits	7,673	9,188	10,795
Interest on borrowings	2,943	4,752	7,293

Total interest expense	10,616	13,940	18,088

Net interest income	30,013	29,646	26,926
Provision for loan losses	250	950	9,867

Net interest income after provision for loan losses	29,763	28,696	17,059

Noninterest income
Service charges and fees	1,632	1,687	2,194
ATM fees and charges	2,233	2,100	1,907
Referral commissions	313	297	307
Loss on equity investment	(188)	(114)	(247)
Bank-owned life insurance	478	485	488
Other noninterest income	21	23	40

Total noninterest income	4,489	4,478	4,689

Noninterest expense
Salaries and benefits	11,421	9,395	7,969
Occupancy and equipment	2,715	2,430	2,349
ATM expense	2,061	1,815	1,753
Advertising and promotional	459	333	385
Professional services	2,217	1,461	1,030
Federal deposit insurance premiums	560	981	1,034
Postage	253	275	273
Telephone	816	713	681
REO and foreclosure expense (gain)	238	491	(30)
Other operating expense	1,994	1,647	1,578

Total noninterest expense	22,734	19,541	17,022

Income before income tax expense	11,518	13,633	4,726
Income tax expense	4,298	4,880	1,386

Net income	$7,220	$8,753	$3,340

Earnings per common share:
Basic	$0.81	$0.95	$0.35
Diluted	$0.81	$0.95	$0.35

The accompanying notes are an integral part of these consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	June 30
	2012	2011	2010
Net income	$7,220	$8,753	$3,340
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	176	(89)	(76)
Postretirement medical benefit costs	(428)	-	-
Income tax effect	104	36	31

Other comprehensive loss, net of tax	(148)	(53)	(45)

Comprehensive income	$7,072	$8,700	$3,295

The accompanying notes are an integral part of these consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock						Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance, July 1, 2009	10,595,640	$147	$59,134	$53,512	$77	$(2,161)	(1,024,319)	$(18,151)	$92,558
Net income for the year ended June 30, 2010	-	-	-	3,340	-	-	-	-	3,340
Other comprehensive income (loss) – unrealized loss on securities, net of tax	-	-	-	-	(45)	-	-	-	(45)
Dividends declared ($0.61 per share) *	-	-	-	(1,856)	-	-	-	-	(1,856)
Purchase of treasury stock	-	-	-	-	-	-	(10,351)	(126)	(126)
Stock options earned	-	-	193	-	-	-	-	-	193
Allocation of stock awards	-	-	230	-	-	-	-	-	230
Allocation of ESOP common stock	-	-	(44)	-	-	455	-	-	411

Balance, June 30, 2010	10,595,640	$147	$59,513	$54,996	$32	$(1,706)	(1,034,670)	$(18,277)	$94,705

Net income for the year ended June 30, 2011	-	-	-	8,753	-	-	-	-	8,753
Other comprehensive income (loss) – unrealized loss on securities, net of tax	-	-	-	-	(53)	-	-	-	(53)
Dividends declared ($0.31 per share) *	-	-	-	(1,917)	-	-	-	-	(1,917)
Items related to Conversion and stock offering:
Treasury stock retired pursuant to reorganization	(1,034,670)	(14)	(18,263)	-	-	-	1,034,670	18,277	-
Cancellation of K-Fed Mutual Holding Company shares and fractional shares	(6,377,010)	(101)	101	-	-	-	-	-	-
Proceeds from stock offering, net of expense of $4,665	6,375,000	64	59,021	-	-	-	-	-	59,085
Purchase of shares by ESOP pursuant to reorganization	-	-	-	-	-	(3,825)	-	-	(3,825)
Stock options earned	-	-	82	-	-	-	-	-	82
Allocation of stock awards	-	-	109	-	-	-	-	-	109
Issuance of stock awards	16,000	-	-	-	-	-	-	-	-
Allocation of ESOP common stock	-	-	36	-	-	424	-	-	460

Balance, June 30, 2011	9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	-	$-	$157,399

Net income for the year ended June 30, 2012	-	-	-	7,220	-	-	-	-	7,220
Other comprehensive income (loss) – unrealized loss on securities, net of tax	-	-	-	-	104	-	-	-	104
Other comprehensive income (loss) – postretirement medical benefit costs, net of tax	-	-	-	-	(252)	-	-	-	(252)
Dividends declared ($0.26 per share)	-	-	-	(2,329)	-	-	-	-	(2,329)
Repurchase of common stock	(646,452)	(6)	(8,824)	-	-	-	-	-	(8,830)
Stock options earned	-	-	56	-	-	-	-	-	56
Stock options exercised	7,194	-	78	-	-	-	-	-	78
Allocation of stock awards	-	-	170	-	-	-	-	-	170
Issuance of stock awards	33,664	-	-	-	-	-	-	-	-
Forfeiture of stock awards	(9,000)	-	-	-	-	-	-	-	-
Allocation of ESOP common stock	-	-	118	-	-	414	-	-	532

Balance, June 30, 2012	8,960,366	$90	$92,197	$66,723	$(169)	$(4,693)	-	$-	$154,148

* K-Fed Mutual Holding Company waived its receipt of dividends for the years ended June 30, 2010 and 2009, and for the quarter ended September 30, 2010 on the shares it owned.

The accompanying notes are an integral part of these consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended June 30
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$7,220	$8,753	$3,340
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (Accretion) of net premium on securities	661	8	(2)
Amortization (Accretion) of net premiums on loan purchases	313	(24)	(20)
Amortization of net loan origination fees	14	82	67
(Gain) Loss on sale of REO	(55)	160	(156)
REO direct write-down	-	163	50
Provision for loan losses	250	950	9,867
Depreciation and amortization	839	733	770
Amortization of core deposit intangible	27	45	62
Loss on equity investment	188	114	247
Increase in cash surrender value of bank-owned life insurance	(478)	(485)	(488)
Accretion of debt exchange costs	-	-	(4)
Allocation of ESOP common stock	532	460	411
Allocation of stock awards	170	109	230
Stock options earned	56	82	193
Provision for deferred income taxes	1,324	937	(1,535)
Net change in accrued interest receivable	73	383	168
Net change in other assets	141	412	(3,256)
Net change in accrued expenses and other liabilities	1,710	(72)	61

Net cash provided by operating activities	12,985	12,810	10,005

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(57,271)	(15,316)	-
Proceeds from maturities and principal repayments of available-for-sale securities	19,427	1,472	1,874
Proceeds from maturities and principal repayments of held-to-maturity securities	1,005	1,547	1,775
Net change in interest earning time deposits with other financial institutions	11,669	7,598	6,241
Purchases of loans	(82,254)	-	-
Net change in loans	11,771	57,603	(23,521)
Proceeds from sale of real estate owned	1,173	3,209	1,735
Proceeds from sale of loans receivable	306	-	-
Redemption of FHLB stock	1,809	1,845	470
Purchases of premises and equipment	(1,355)	(1,032)	(243)

Net cash (used in) provided by investing activities	(93,720)	56,926	(11,669)

FINANCING ACTIVITIES
Proceeds from FHLB advances	60,000	-	-
Repayment of FHLB advances	(40,000)	(77,000)	(70,000)
Dividends paid on common stock	(2,329)	(1,917)	(1,856)
Purchase of treasury stock	-	-	(126)
Repurchase of common stock	(8,830)	-	-
Net change in deposits	48,180	4,015	64,501
Net proceeds from stock offering	-	59,085	-
Purchase of shares by ESOP pursuant to reorganization	-	(3,825)	-
Repayment State of California time deposit	-	-	(25,000)
Exercise of stock options	78	-	-

Net cash provided by (used in) financing activities	57,099	(19,642)	(32,481)

Net change in cash and cash equivalents	(23,636)	50,094	(34,145)
Cash and cash equivalents at beginning of year	89,654	39,560	73,705

Cash and cash equivalents at end of year	$66,018	$89,654	$39,560

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$10,628	$13,984	$18,107
Income taxes paid	2,324	4,850	2,557
SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate owned	$1,529	$2,728	$2,497

The accompanying notes are an integral part of these consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

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

On November 19, 2010, the Company completed the conversion from the mutual holding company structure to a fully public stock holding company form of organization and related public offering. The Company sold a total of 6,375,000 shares of common stock in the offering at a purchase price of $10.00 per share. The offering raised capital of $59.1 million, which was net of costs of $4.7 million. Concurrent with the completion of the offering shares of K-Fed Bancorp common stock owned by public stockholders were exchanged for 0.7194 shares of the Company’s common stock. All share and per share information in this report for periods prior to the conversion has been revised to reflect the 0.7194:1 conversion ratio on shares outstanding, including shares of K-Fed Bancorp held by the former mutual holding company that were not publically traded.

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

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

Interest Earning Time Deposits in Other Financial Institutions: Interest earning time deposits in other financial institutions consist of certificates of deposit with original maturities greater than ninety days and are carried at cost. At June 30, 2012 there were no interest earning time deposits in other financial institutions.

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

For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Federal Home Loan Bank Stock: The Bank, as a member of the Federal Home Loan Bank of San Francisco (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding mortgage loans or 4.7% of

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value. The Bank carries FHLB stock at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recoverability of the par value. Cash and stock dividends are reported as income.

Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, and increased by net premiums (discounts) on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest method. Net premiums (discounts) on purchased loans are recognized in interest income as a yield adjustment over the remaining period to contractual maturity of the loans using the effective interest method. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the contractual lives of the related loans.

A loan is considered to be delinquent when payments have not been made according to the contractual terms, typically evidenced by non-payment of a monthly installment by the due date. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected, for loans that are placed on non-accrual status or subsequently charged off is reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is reasonably assured, in which case the loan is returned to accrual status.

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

When developing and documenting our methodology to determine the allowance for loan losses, we segregate our loan portfolio between real estate loans, which include one-to-four family residential mortgage loans and income property loans, and consumer loans. These portfolio segments represent the appropriate level for determining the historical loss experience as well as the level at which the Company monitors credit quality and risk characteristics of the portfolios as each portfolio involves different qualitative risks. The one-to-four family residential mortgage segment’s predominant risk characteristics include the employment and income level of the borrower, the collateral and the geographic location of the property collateralizing the loan. The income property segment’s predominant risk characteristics include the net operating income derived from the operation of the property, the liquidity of the guarantor as well as the real estate market and economic conditions. The consumer loan segment’s predominant risk characteristics include the borrower’s continuing financial stability which can be adversely impacted by job loss, divorce, illness or personal bankruptcy.

The Company’s methodology is consistently applied across all the portfolio segments taken into account the applicable historical loss rates and the qualitative factors applicable to each pool of loans. The allowance consists of general valuation allowances and specific valuation allowances on loans individually evaluated for impairment. The general valuation allowance is calculated by applying historical loss rates to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the allowance. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent eight quarters for our real estate loans and over the most recent twelve months for consumer loans. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in classified assets; levels of and trends in charge-offs and recoveries; trends in volume of loans by loan product; effects of changes in lending policy and practices; industry conditions and effects of concentrations in geographic regions and by third party servicers. Impaired loans and related specific reserves for each of the segments are also evaluated using the same methodology for each segment.

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loans for which terms have been modified in a manner resulting in a concession, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Real estate loans evaluated for impairment are measured on an individual basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

expedient, at the loan’s observable market price or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. TDRs are measured at the present value of estimated future cash flows using the loan’s original effective interest rate. Collateral dependent TDRs are evaluated for impairment based on the fair value of the collateral, less estimated selling costs. The amount of impairment and any subsequent changes are included in the allowance for loan losses.

Valuation allowances on real estate loans that are individually evaluated for impairment are charged-off when management believes a loan or part of a loan is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. A real estate loan is generally considered uncollectible when the borrower’s payment is six months or more delinquent. Prior to the quarter ended December 31, 2011, specific valuation allowances were only charged-off at foreclosure. Consumer loans are typically charged off no later than 120 days past due for closed-end credit and 180 days past due for open-end credit.

Income property loans are less seasoned, and therefore the Bank has not incurred material charge-off or delinquency. For income property loans, debt service coverage ratios, collateral values, seasoning and peer group data are analyzed. The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, a valuation allowance is individually established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

While quantitative loss factors are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no changes to the accounting policies or methodology used to estimate the allowance for loan losses. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

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

Bank-Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The regulatory agencies adopted a policy to restrict regulated thrift institutions from investing more than 25% of total capital in bank-owned life insurance. At June 30, 2012 the Bank had 10.4% of total capital invested in bank-owned life insurance.

Investment in Limited Liability Partnership: The Company has an investment in an affordable housing fund totaling $912,000 and $1.1 million at June 30, 2012 and 2011, respectively, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits and future tax benefits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

Income Taxes: The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California. Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2006 are subject to examination by state taxing authorities. The Company files consolidated income tax returns and allocates tax liabilities and benefits among subsidiaries pursuant to a tax sharing agreement. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. At June 30, 2012 and 2011 there were unrecognized tax benefits of $796,000 and $364,000, respectively.

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

Earnings per Common Share: The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company granted restricted shares under the 2004 Recognition and Retention Plan and the 2011 Equity Incentive Plan that qualified as participating securities. Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrecognized actuarial gains and losses related to the postretirement medical benefit plan, which are presented in the consolidated statement of comprehensive income.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash: The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of San Francisco, based on a percentage of deposits. The total of those reserve balances was $1.8 million and $1.9 million at June 30, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements:

Adoption of New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02 – Receivable (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a TDR. The guidance did not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider”, but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to clarify Topic 820, Fair Value Measurement, but also include some instances where a

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The amendments in this guidance are to be applied prospectively. This guidance is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position; however, it expanded the disclosure for items not carried at fair value but for which fair value is disclosed.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that its fair value is less than its carrying amount. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

December 15, 2011. Early adoption is permitted. The company early adopted the new accounting guidance and elected to bypass the qualitative assessment and proceed directly to performing the two-step goodwill impairment test quantitatively.

2.    INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
June 30, 2012
Mortgage-backed (residential):
Fannie Mae	$13,961	$183	$-	$13,778
Freddie Mac	5,410	46	-	5,364
Collateralized mortgage obligations (residential):
Fannie Mae	21,060	8	(108)	21,160
Freddie Mac	12,966	26	(14)	12,954

Total	$53,397	$263	$(122)	$53,256

June 30, 2011
FHLB bond	$4,999	$1	$-	$4,998
Mortgage-backed (residential):
Freddie Mac	184	5	-	179
Collateralized mortgage obligations (residential):
Fannie Mae	5,115	-	(95)	5,210
Freddie Mac	5,740	54	-	5,686

Total	$16,038	$60	$(95)	$16,073

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

The carrying amount, gross unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
June 30, 2012
Mortgage-backed (residential)
Fannie Mae	$133	$3	$-	$136
Freddie Mac	92	6	-	98
Ginnie Mae	44	2	-	46
Collateralized mortgage obligations (residential)
Fannie Mae	596	17	-	613
Freddie Mac	332	4	-	336

Total	$1,197	$32	$-	$1,229

June 30, 2011
Mortgage-backed (residential)
Fannie Mae	$144	$3	$-	$147
Freddie Mac	109	7	-	116
Ginnie Mae	52	1	-	53
Collateralized mortgage obligations (residential)
Fannie Mae	908	32	-	940
Freddie Mac	989	54	-	1,043

Total	$2,202	$97	$-	$2,299

There were no sales of securities during the years ended June 30, 2012, 2011, and 2010.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at June 30, 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. An FHLB bond with a maturity date of April, 2014 was called during July, 2011.

Accrued interest on securities at June 30, 2012 and June 30, 2011 was $102,000 and $64,000, respectively.

Securities pledged at June 30, 2012 and June 30, 2011 had a carrying amount of $78,000 and $89,000, respectively and were pledged to secure a short-term line of credit with the Federal Reserve Bank of San Francisco.

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

Securities with unrealized losses at June 30, 2012 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2012
Description of Securities
Collateralized mortgage obligations (residential)	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

Total temporarily impaired	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

June 30, 2011
Description of Securities
Collateralized mortgage obligations (residential)	$5,115	$(95)	$-	$-	$5,115	$(95)

Total temporarily impaired	$5,115	$(95)	$-	$-	$5,115	$(95)

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

At June 30, 2012, six debt securities had an unrealized loss of 0.2% of the Company’s amortized cost basis. At June 30, 2011, one debt security had unrealized losses of 0.5% of the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary at June 30, 2012 and June 30, 2011.

There were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

3.    LOANS

The composition of loans consists of the following (in thousands):

	June 30,
	2012	2011
Real Estate:
One-to-four family residential	$371,251	$282,068
Multi-family residential	283,553	287,808
Commercial real estate	86,964	107,961

	741,768	677,837

Consumer:
Automobile	17,349	18,008
Home equity	808	940
Other consumer loans, primarily unsecured	10,722	10,604

	28,879	29,552

Total loans	770,647	707,389
Deferred net loan origination costs	615	659
Net premium (discounts) on purchased loans	957	(35)
Allowance for loan losses	(7,502)	(11,367)

	$764,717	$696,646

Loans to executive officers, directors and their affiliates are as follows:

	Years Ended June 30,
	2012	2011	2010
Balance, beginning of period	$811	$1,021	$1,070
Loan originations	1,575	30	-
Principal amortization and pay down	(132)	(240)	(49)

Balance, end of period	$2,254	$811	$1,021

During the year ended June 30, 2012, the Bank purchased $47.8 million newly originated primarily adjustable one-to-four family loans, which carried a weighted average interest rate of 4.22% net of servicing fees of 25 basis points, at a premium of 2.22%, or $1.0 million. Each purchased loan was underwritten in accordance with the Bank’s underwriting standards and met the Bank’s residential underwriting requirements.

Additionally, the Bank purchased $32.6 million adjustable rate one-to-four family loans, which carried a weighted average interest rate of 2.49% net of servicing fees of 25 basis points, at a

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

premium of 0.75%, or $245,000. These purchased loans included a credit guarantee by the seller that in the event any loan becomes sixty days or more delinquent, such loan can be substituted or repurchased back by the seller at the Bank’s option.

All loans purchased were current at the time of purchase and are serviced by outside servicers. The Bank did not purchase loans during the year ended June 30, 2011. Purchased real estate loans serviced by others totaled $148.0 million and $173.9 million at June 30, 2012 and 2011, respectively.

The Company’s one-to-four family stated income mortgage loans totaled $49.4 million and $62.6 million at June 30, 2012 and 2011, respectively. The Company’s one-to-four family interest-only mortgages loans totaled $23.2 million and $33.2 at June 30, 2012 and June 30, 2011, respectively. Included in non-accrual loans at June 30, 2012 and 2011 was $9.3 million and $10.4 million in one-to-four family loans that are interest-only or stated income loans. Stated income is defined as a borrower provided level of income, which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources. In 2005, the Bank began to underwrite interest-only loans assuming a fully amortizing monthly payment and loan qualification was based upon the fully indexed and amortized payment. The Bank has no plans to increase the number of interest-only or stated income loans held in the loan portfolio or originate such loans and have not purchased such loans since 2007.

Accrued interest receivable on loans totaled $2.7 million and $2.8 million at June 30, 2012 and 2011, respectively.

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the Twelve months ended June 30, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367
Provision for loan losses	1,177	101	(1,065)	(53)	50	40	250
Recoveries	105	-	-	92	-	7	204
Loans charged off	(2,955)	(1,236)	(58)	(36)	-	(34)	(4,319)

Balance, end of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502

	Allowance for loan losses for the Twelve months ended June 30, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$7,812	$3,643	$1,599	$185	$9	$61	$13,309
Provision for loan losses	651	(217)	655	(174)	4	31	950
Recoveries	91	-	-	127	-	27	245
Loans charged off	(2,189)	(772)	-	(79)	-	(97)	(3,137)

Balance, end of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367

	Allowance for loan losses for the Twelve months ended June 30, 2010
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$3,306	$515	$286	$342	$20	$117	$4,586
Provision for loan losses	5,472	3,128	1,313	(38)	(11)	3	9,867
Recoveries	-	-	-	65	-	23	88
Loans charged off	(966)	-	-	(184)	-	(82)	(1,232)

Balance, end of period	$7,812	$3,643	$1,599	$185	$9	$61	$13,309

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

At June 30, 2012, non-accrual loans totaled $25.4 million, compared to $26.4 million at June 30, 2011. At June 30, 2012 and June 30, 2011, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans were troubled debt restructurings of $12.9 million as of June 30, 2012 and 2011. Specific valuation allowances on troubled debt restructurings were $1.6 million and $2.5 million at June 30, 2012 and June 30, 2011, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at June 30, 2012 and June 30, 2011.

There was $250,000 recorded in provision for loan losses for the year ended June 30, 2012 as compared to $950,000 for the year ended June 30, 2011. The provision for loan losses of $250,000 for the year ended June 30, 2012 was comprised of a $1.2 million provision on one-to-four family loans, a $101,000 provision on multi-family loans, a $1.1 million reduction in provision on commercial real estate loans, a $53,000 reduction in provision on automobile loans, a $50,000 provision on home equity loans and a $40,000 provision on other loans. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical peer group loss factors on loans collectively evaluated for impairment, a decline in the balance of commercial real estate loans collectively evaluated for impairment, and a reduction in the valuation allowance on commercial real estate loans that were individually evaluated for impairment.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and June 30, 2011 (in thousands):

June 30, 2012	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,233	$226	$279	$-	$37	$3	$2,778
Collectively evaluated for impairment	2,459	1,293	852	62	26	32	4,724

Total ending allowance balance	$4,692	$1,519	$1,131	$62	$63	$35	$7,502

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$19,535	$2,426	$4,215	$-	$37	$3	$26,216
Collectively evaluated for impairment	351,716	281,127	82,749	17,349	771	10,719	744,431

Total ending loan balance	$371,251	$283,553	$86,964	$17,349	$808	$10,722	$770,647

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

June 30, 2011	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,582	$1,107	$649	$-	$-	$5	$5,343
Collectively evaluated for impairment	2,783	1,547	1,605	59	13	17	6,024

Total ending allowance balance	$6,365	$2,654	$2,254	$59	$13	$22	$11,367

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$18,385	$3,089	$4,917	$-	$-	$5	$26,396
Collectively evaluated for impairment	263,683	284,719	103,044	18,008	940	10,599	680,993

Total ending loan balance	$282,068	$287,808	$107,961	$18,008	$940	$10,604	$707,389

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

The difference between the recorded investment and unpaid principal balance of loans relates to accrued interest, net deferred origination costs, net premiums on purchased loans, and charge-offs. The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2012 and June 30, 2011 (in thousands):

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,509	$5,943	$-
Multi-family residential	1,757	744	-
Commercial real estate	2,636	2,636	-

	10,902	9,323	-

With an allowance recorded:
Real estate loans:
One-to-four family	14,172	13,592	2,233
Multi-family residential	1,682	1,682	226
Commercial real estate	1,579	1,579	279
Other loans:
Automobile	-	-	-
Home Equity	37	37	37
Other	3	3	3

	17,473	16,893	2,778

Total	$28,375	$26,216	$2,778

June 30, 2011	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$2,931	$-
Multi-family residential	648	-
Commercial real estate	637	-

	4,216	-

With an allowance recorded:
Real estate loans:
One-to-four family	15,454	3,582
Multi-family residential	2,441	1,107
Commercial real estate	4,280	649
Other loans:
Other	5	5

	22,180	5,343

Total	$26,396	$5,343

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

The following table presents monthly average of individually impaired loans by class as of June 30, 2012, June 30, 2011 and June 30, 2010:

	Years Ended June 30
	2012	2011	2010
	(In thousands)
Real estate loan:
One-to-four family	$18,957	$21,321	$17,229
Multi-family residential	2,768	3,353	2,832
Commercial real estate	4,505	4,139	1,851
Other loans:
Home Equity	22	13	16

Total	$26,252	$28,826	$21,928

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.

For the years ended June 30, 2012, 2011 and 2010, income recorded on impaired loans totaled $905,000, $1.0 million, and $396,000, respectively. Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

The following table presents income recorded on impaired loans by class.

	Years Ended June 30
	2012	2011	2010
	(In thousands)
Real estate loan:
One-to-four family	$532	$700	$256
Multi-family residential	102	53	52
Commercial real estate	271	265	88

Total	$905	$1,018	$396

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

The following table presents nonaccrual loans by class of loans as of June 30, 2012 and June 30, 2011 (in thousands):

Non-accrual loans:	June 30, 2012	June 30, 2011
Real estate loans:
One-to-four family	$18,720	$18,385
Multi-family residential	2,426	3,089
Commercial	4,214	4,917
Other loans:
Home Equity	37	-
Other	3	5

Total non-accrual loans	$25,400	$26,396

The following table presents the aging of past due loans as of June 30, 2012 and June 30, 2011 by class of loans (in thousands):

June 30, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans

Real estate loans:
One-to-four family	$2,311	$1,787	$6,815	$10,913	$360,338	$371,251
Multi-family	-	-	744	744	282,809	283,553
Commercial	-	-	-	-	86,964	86,964
Other loans:
Automobile	30	21	-	51	17,298	17,349
Home Equity	-	-	-	-	808	808
Other	12	1	3	16	10,706	10,722

Total loans	$2,353	$1,809	$7,562	$11,724	$758,923	$770,647

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

June 30, 2011	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$2,737	$1,043	$6,583	$10,363	$271,705	$282,068
Multi-family	-	457	1,757	2,214	285,594	287,808
Commercial	-	-	637	637	107,324	107,961
Other loans:
Automobile	64	6	-	70	17,938	18,008
Home Equity	-	-	-	-	940	940
Other	5	3	5	13	10,591	10,604

Total loans	$2,806	$1,509	$8,982	$13,297	$694,092	$707,389

Troubled Debt Restructurings:

Troubled debt restructurings totaled $13.7 million and $12.9 million at June 30, 2012 and June 30, 2011, respectively. Troubled debt restructurings of $12.9 million are included in the non-accrual loans at June 30, 2012 and June 30, 2011. The Bank has allocated $1.6 million and $2.5 million of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and June 30, 2011, respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the payment will continue. During the year ended June 30, 2012, two troubled debt restructurings with an aggregate outstanding balance of $810,000 were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months. There were no further commitments to customers whose loans were troubled debt restructurings as of June 30, 2012 and June 30, 2011.

During the year ended June 30, 2012, the terms of eight one-to-four family loans with an aggregate outstanding balance of $3.2 million and one multifamily loan with an outstanding balance of $224,000 at June 30, 2012 were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rates of the loans were for periods ranging from 24 months to permanent; modifications involving an extension of the maturity dates were for periods ranging from 2 years to 7 years. There was no modification of the recorded investment in the loans.

Prior to the modification of the terms, the troubled debt restructurings described above were already considered impaired and were assessed for impairment individually and resulted in charge offs of $403,000 during the year ending June 30, 2012. The individually evaluated allowance associated with these loans was $582,000 at June 30, 2012.

As of June 30, 2012, no loans modified as a troubled debt restructuring were in default within a 12 month-period subsequent to their original restructuring. This compared to one one-to-four family loan

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

with a recorded investment of $360,000 as of June 30, 2011, that was in default within a 12 month-period subsequent to its original restructuring and required an additional provision of $166,000. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The terms of certain other loans were modified during the years ended June 30, 2012 and June 30, 2011 that did not meet the definition of a troubled debt restructuring. For the years ended June 30, 2012 and June 30, 2011, sixty-five loans in the amount of $35.8 million and seventeen loans in the amount 7.8 million, respectively, were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

Loans not meeting the criteria as part of the above described process are considered to be Pass rated loans. Pass rated loans are generally considered collectible by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Pass rated assets are not more than 59 days past due but are generally performing in accordance with the loan terms.

As of June 30, 2012 and June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$337,924	$9,801	$23,526	$-	$-
Multi-family	272,581	6,280	4,692	-	-
Commercial	71,611	6,254	9,099	-	-
Other loans:
Automobile	17,110	117	95	27	-
Home equity	771	-	37	-	-
Other	10,699	-	19	1	3

Total loans	$710,696	$22,452	$37,468	$28	$3

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$256,142	$3,958	$21,968	$-	$-
Multi-family	280,723	1,439	5,646	-	-
Commercial	96,320	5,495	6,146	-	-
Other loans:
Automobile	17,582	134	271	21	-
Other	11,519	-	12	8	5

Total loans	$662,286	$11,026	$34,043	$29	$5

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

4.    REAL ESTATE OWNED

Changes in real estate owned are summarized as follows (in thousands):

	June 30,
	2012	2011
Beginning of year	$828	$1,373
Transfers in	1,529	2,728
Capitalized improvements	41	259
Direct write-down	-	(163)
Sales	(1,118)	(3,369)

End of year	$1,280	$828

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	June 30,
	2012	2011	2010
Net gain (loss) on sales	$55	$(160)	$156
Direct write-down	-	(163)	(50)
Operating expenses, net of rental income	(293)	(168)	(76)

Total	$(238)	$(491)	$30

The Company has no valuation allowance or activity in the valuation allowance account during the years ended June 30, 2012, 2011 and 2010.

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

6.    PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	June 30,
	2012	2011
Building	$1,218	$1,218
Leasehold improvements	1,198	1,085
Furniture and equipment	6,611	6,333

	9,027	8,636
Accumulated depreciation and amortization	(6,177)	(6,302)

	$2,850	$2,334

Depreciation expense on premises and equipment totaled $839,000, $733,000, and $770,000 for the years ended June 30, 2012, 2011, and 2010, respectively.

The Company leases office space in eight buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time. Minimum rental payments under operating leases are as follows at June 30, 2012 (in thousands):

Years ended June 30,
2013	$967
2014	1,007
2015	944
2016	647
2017	456
Thereafter	1,368

$5,389

Rental expense, including property taxes and common area maintenance for the years ended June 30, 2012, 2011, and 2010 for all facilities leased under operating leases totaled $1.2 million, $1.2 million and $1.1 million, respectively.

7.    GOODWILL

The activity in goodwill is summarized as follows (in thousands):

	Year Ended June 30,
	2012	2011
Beginning of year	$3,950	$3,950
Acquired goodwill	-	-
Impairment	-	-

End of year	$3,950	$3,950

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

8.    DEPOSITS

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated (in thousands):

	June 30,
	2012	2011
Non interest-bearing demand	$71,319	$57,512
Interest-bearing checking	7,771	-
Savings	140,921	133,891
Money market	156,004	131,958
Certificates of deposit	306,874	311,348

Total deposits	$682,889	$634,709

Deposits by maturity are summarized as follows (in thousands):

	June 30,
	2012	2011
No contractual maturity	$376,015	$323,361
0-1 year maturity	110,622	114,649
Over 1-2 year maturity	59,517	41,984
Over 2-3 year maturity	40,966	52,556
Over 3-4 year maturity	66,761	35,219
Over 4-5 year maturity	28,834	66,940
Thereafter	174	-

Total deposits	$682,889	$634,709

The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2012 and 2011 was $159.1 million and $158.3 million, respectively.

Interest expense by major category is summarized as follows (in thousands):

	Years Ended June 30
	2012	2011	2010
Interest-bearing checking	$3	$-	$-
Savings	293	467	622
Money market	658	851	1,078
Certificates of deposit	6,719	7,870	9,095

Total	$7,673	$9,188	$10,795

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

At June 30, 2012 and 2011, 30.8% and 30.7% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program.

Deposits from executive officers, directors, and their affiliates totaled $737,000 and $956,000 at June 30, 2012 and June 30, 2011, respectively.

9.    FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were $80.0 million and $60.0 million at June 30, 2012 and June 30, 2011, respectively. At June 30, 2012, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 4.40% with a weighted average stated rate of 2.33%. At June 30, 2011, the stated interest rates on the Bank’s advances from the FHLB ranged from 4.40% to 5.28%, with a weighted average stated rate of 4.86%.

The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows (in thousands):

	June 30,
Fiscal Year of Maturity	2012	2011

2013	$20,000	$40,000
2014	-	20,000
2015	20,000	-
2016	-	-
2017	20,000	-
Thereafter	20,000	-

Total	$80,000	$60,000

The Bank’s advances from the FHLB are collateralized by certain real estate loans with an aggregate unpaid principal balance of $471.5 million and $442.9 million as of the most recent notification date for June 30, 2012 and 2011, respectively. At June 30, 2012 and 2011, the remaining amount available to borrow under this agreement was $297.8 million and $300.3 million, respectively. Each advance is payable at its maturity date.

The average balance of FHLB advances for the years ended June 30, 2012 and 2011 were $93.1 million and $100.6 million with average costs of 3.16% and 4.72%, respectively.

10.  OTHER BORROWINGS

In fiscal 2009 the Bank established a short-term line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2012, $73.1 million of commercial real estate loans, $16.6 million of automobile loans, and $78,000 of investment securities were pledged as collateral. At June 30, 2012 the available line of credit was $59.4 million. The Bank has never drawn on this line of credit.

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

11.  EMPLOYEE BENEFITS

401(k) Plan: The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees’ wage reductions. The Company contributed $177,000, $176,000, and $141,000, to the plan for the years ended June 30, 2012, 2011, and 2010, respectively.

Deferred Compensation Plan: The Company has an executive salary deferral program for the benefit of certain senior executives that have been designated to participate in the program. The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings. At June 30, 2012, there were no active participants in this plan and no corresponding accrued liability. At June 30, 2011, the Company had an accrued liability for executive deferrals of $1.2 million. Expenses related to the plan are limited to interest expense on the deposit accounts in which these funds are invested, which was $1,000, $30,000, and $38,000 for years ended June 30, 2012, 2011, and 2010, respectively.

Incentive Plan: The Company maintains an Annual Incentive Plan for all employees. Participants are awarded a percentage of their base salary for attaining certain performance goals. The compensation expense related to these plans for years ended June 30, 2012, 2011, and 2010 totaled $850,000, $409,000, and $122,000 respectively.

Postretirement Medical Benefits: The Company provides postretirement medical benefits to eligible retired employees and their spouses. The plan covers employees who were hired on or before May 31, 2005, have 20 or more years of service and retire after age 55. The net expense (benefit) related to this plan was $74,000, $85,000, and $(71,000) for the years ended June 30, 2012, 2011, and 2010, respectively. The total postretirement obligation was $1.2 million, $763,000, and $679,000 at June 30, 2012, 2011, and 2010, respectively.

The expense of $71,000 for year ended June 30, 2010 is comprised of the service cost of $30,000 and interest cost of $44,000. There was no service cost or actuarial gain or loss from prior years to be amortized during fiscal 2012. Actuarial loss in the amount of $428,000 was recognized in accumulated other comprehensive income at June 30, 2012 due to a significant decrease in discount rate to 4.25% in current year from 5.75% in prior year. Such estimated net loss will be amortized into net (benefit) expense over the next fiscal year.

12.  EMPLOYEE STOCK COMPENSATION

Recognition and Retention Plan (“RRP”): The Company’s RRP provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value at date of grant. Compensation expense recognized was $140,000, $109,000, and $230,000 for the years ended June 30, 2012, 2011, and 2010, respectively. These shares vest over a five-year period. Pursuant to the Company’s 2004 RRP, 163,642 shares of the Company’s common stock may be awarded. There were 34,436 restricted shares outstanding and the Company had an aggregate of 10,624 shares available for future issuance under the RRP at June 30, 2012.

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

A summary of changes in the Company’s RRP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value
RRP shares at July 1, 2011	26,791	$13.92
Granted	25,000	12.22
Vested	(8,355)	16.95
Forfeited	(9,000)	12.25

RRP shares at June 30, 2012	34,436	$12.39

As of June 30, 2012 and 2011, there was $371,000 and $316,000 of total unrecognized compensation cost related to nonvested shares under the plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of forty-five months. The total fair value of shares vested during the years ended June 30, 2012, 2011, and 2010 was $111,000, $62,000, and $268,000, respectively.

Stock Option Plan (“SOP”): The Company’s SOP provides for the issuance of options to directors, officers and employees. Pursuant to the Company’s 2004 SOP, 409,105 shares of the Company’s common stock may be awarded. The Company implemented the SOP to promote the long-term interest of the Company and its stockholders by providing an incentive to those key employees who contribute to the operational success of the Company. The options become exercisable in equal installments over a five-year period beginning one year from the date of grant. The options expire ten years from the date of grant and are subject to certain restrictions and limitations. Compensation expense related to the SOP was $56,000, $82,000 and $193,000 for the years ended June 30, 2012, 2011, and 2010 and the total income tax benefit was $10,000, $10,000, and $17,000, respectively.

A summary of the activity in the stock option plan is presented below:

	June 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	312,515	$16.89
Granted	-	-
Exercised	(7,194)	10.85
Forfeited or expired	(87,982)	19.02

Outstanding at end of year	217,339	$16.23	4.82 years	$388

Fully vested and expected to vest	217,339	$16.23	4.82 years	$388

Options exercisable at end of year	171,372	$17.56	4.27 years	$225

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

Information related to the stock option plan during each year follows:

	June 30, 2012		June 30, 2011	June 30, 2010
Intrinsic value of stock options exercised (in thousands)		$9	$-		$-
Cash received from options exercised (in thousands)		78	-		-
Tax benefit realized from option exercises (in thousands)		-	-		-
Weighted average fair value of stock options granted	$	N/A	$3.35	$	N/A

There were no shares of stock options granted during the years ended June 30, 2012 and 2010. There were 8,000 shares of stock options granted during the year ended June 30, 2011. Stock options granted during the year ended June 30, 2011 were computed using the Black-Scholes option pricing model to determine the fair value of options with the following assumptions as of the date of grant:

	June 30, 2012	June 30, 2011	June 30, 2010
Risk-free interest rate	N/A	1.49%	N/A
Expected option life	N/A	7.00 years	N/A
Expected price volatility	N/A	31.49%	N/A
Expected dividend yield	N/A	1.95%	N/A

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the full vesting period of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company’s own stock volatility for the period since March 31, 2004, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options. At June 30, 2012 and June 30, 2011, the Company used a forfeiture rate of 0% due to the remaining recipient mix and their ability to hold the options until expiration.

At June 30, 2012 the Company had an aggregate of 176,132 options available for future issuance under the SOP. As of June 30, 2012 there was $79,000 of unrecognized compensation cost related to nonvested stock options. At June 30, 2012 the remaining cost was expected to be recognized over a weighted average period of 2.2 years. Expense will vary based on actual forfeitures.

2011 Equity Incentive Plan (“EIP”): The Company’s EIP provides for the issuance of stock options, restricted stock awards and restricted stock units to directors, officers and employees. Pursuant to the 2011 EIP, 892,500 shares of the Company’s common stock may be issued. Of the

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

892,500 shares of Company stock, 637,500 shares are eligible to be delivered pursuant to the exercise of Stock Options, and 255,000 shares may be issued as Restricted Stock Awards or Restricted Stock Unit Awards. The maximum number of shares of stock that may be covered by options that are intended to be “performance-based compensation” under a grant to any one employee in any one calendar year is 100,000 shares. The Company implemented the EIP to promote the long-term interest of the Company and its stockholders by providing an incentive to attract, retain and reward individuals who contribute to the operational success of the Company. Unless the Compensation Committee specifies a different vesting schedule at the time of grant, stock option, restricted stock awards, and restricted stock unit awards under the EIP shall be granted with a vesting rate not exceeding twenty percent per year, with the first installment vesting one year after the date of grant. The options expire ten years from the date of grant, or five years with respect to Incentive Stock Options granted to an employee who is a 10% Stockholder.

There were no stock options granted during the year ended June 30, 2012 under the EIP. There were 8,664 restricted shares outstanding which will vest over an one-year period. The Company had an aggregate of 246,336 restricted stock award shares available for future issuances under the EIP at June 30, 2012.

A summary of changes in the Company’s restricted shares issued under the EIP for the year ended June 30, 2012, follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted EIP shares at July 1, 2012	-	$-
Granted	8,664	13.86
Vested	-	-

Restricted EIP shares at June 30, 2012	8,664	$13.86

Compensation expense recognized was $30,000 for the year ended June 30, 2012. As of June 30, 2012, there was $90,000 of total unrecognized compensation cost related to nonvested shares under the plan. The unrecognized compensation cost is expected to be recognized over an one-year vesting period.

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid during the year. Principal and interest payments are scheduled to occur over a twelve-year period. Principal contributions to the ESOP were $398,000, $435,000 and $466,000 for the years ended June 30, 2012, 2011, and 2010, respectively. The outstanding balance on the loan was $4.9 million and $5.3 million at June 30, 2012 and 2011, respectively. The unearned ESOP account of $4.7 million and $5.1 million were reported as a reduction to stockholders’ equity at June 30, 2012 and 2011, respectively.

During the year ended June 30, 2012, 41,421 shares of stock with average fair values of $12.86 per share were committed to be released. During the years ended June 30, 2011 and 2010, 39,248 shares and 32,728 shares of stock with average fair values of $11.70 and $9.04 per share, respectively, were committed to be released. Compensation expense was $532,000, $460,000, and $411,000 for the years ended June 30, 2012, 2011, and 2010, respectively. Shares held by the ESOP are as follows:

	June 30
	2012	2011
Allocated shares	72,486	31,066
Unearned shares	424,563	465,983

Total ESOP shares	497,049	497,049

Fair value of unearned shares (in thousands)	$6,275	$5,741

14.  INCOME TAXES

The components of income tax expense are as follows:

	June 30
	2012	2011	2010
	(In thousands)
Current
Federal	$2,322	$3,213	$2,223
State	652	730	698

	2,974	3,943	2,921

Deferred
Federal	1,009	743	(1,188)
State	315	194	(347)

	1,324	937	(1,535)

Income tax expense	$4,298	$4,880	$1,386

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income due to the following:

	June 30
	2012	2011	2010
	(In thousands)
Federal income tax at statutory rate	$3,914	$4,635	$1,607
State taxes, net of federal tax benefit	638	782	256
General business credit	(197)	(241)	(298)
Bank-owned life insurance	(163)	(165)	(166)
Stock options	11	20	51
Other, net	95	(151)	(64)

Total	$4,298	$4,880	$1,386

Tax expense as a percentage of income before tax	37.3%	35.8%	29.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total net deferred tax assets are as follows:

	June 30
	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,756	$2,329
Accrued expenses	107	621
Accrued state income tax	235	344
RRP and EIP Plan	35	23
Net unrealized loss on securities available-for-sale	-	14
Postretirement medical benefits	513	314
Other	-	80

Total deferred tax assets	2,646	3,725

Deferred tax liabilities:
Goodwill and other intangibles	(711)	(595)
Federal Home Loan Bank Stock dividends	(591)	(701)
Premises and equipment	(48)	(27)
Net unrealized gain on securities available-for-sale	(58)	-
Other	(53)	-

Total deferred tax liabilities	(1,461)	(1,323)

Net deferred tax asset, included in other assets	$1,185	$2,402

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

There were no interest or penalties recorded in the income statement for the years ended June 30, 2012, 2011, and 2010. The Company had approximately $1,000 accrued for the payment of interest and penalties related to unrecognized tax benefits at June 30, 2012, and 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of June 30,
	2012	2011	2010
Balance, beginning of year	$364	$13	$-
Increases related to prior year tax positions	201	232	-
Increases related to current year tax positions	231	119	13

Balance, end of year	$796	$364	$13

The increase in the unrecognized tax benefits is primarily attributable to California tax incentives. Of the total of $796,000 of unrecognized tax benefits $783,000, if recognized, would favorably impact the effective tax rate in future periods. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company is currently under examination by the State of California Franchise Tax Board for tax years ended June 30, 2008, 2009, 2010, and 2011. The Company does not believe that there are other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management’s opinion, as of June 30, 2012, is that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2012 and 2011, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Adequacy Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012:
Total capital (to risk-weighted assets)	$131,832	21.10%	$49,993	8.00%	$62,491	10.00%
Tier 1 capital (to risk-weighted assets)	124,330	19.90	24,996	4.00	37,494	6.00
Tier 1 (core) capital (to adjusted tangible assets)	124,330	13.52	36,781	4.00	45,976	5.00

June 30, 2011:
Total capital (to risk-weighted assets)	$122,492	21.87%	$44,814	8.00%	$56,017	10.00%
Tier 1 capital (to risk-weighted assets)	116,467	20.79	22,407	4.00	33,610	6.00
Tier 1 (core) capital (to adjusted tangible assets)	116,467	13.67	34,092	4.00	42,615	5.00

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital (in thousands):

	June 30
	2012	2011
GAAP Equity	$127,714	$119,685
Goodwill and other intangibles (less deferred tax)	(3,557)	(3,258)
Accumulated loss (gains) on securities	(79)	40
Postretirement medical benefit costs	252	-

Tier 1 Capital	124,330	116,467
General allowance for loan losses	7,502	6,025

Total regulatory capital	$131,832	$122,492

Regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding calendar years. However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted. The amount of retained earnings available for dividends was $15.2 million at June 30, 2012. Kaiser Federal Bank may pay dividends to Kaiser Federal Financial Group, Inc. in accordance with this general authority.

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

At June 30, 2012 and 2011, there were $56.2 million and $80.4 million, respectively, in cash and cash equivalents with balances in excess of insured limits.

Outstanding mortgage loan commitments at June 30, 2012 and 2011 amounted to $9.5 million and $2.2 million, respectively. There were $5.1 million fixed rate loan commitments and $4.4 million adjustable rate loan commitments at June 30, 2012. This compares to no fixed rate loan commitments and $2.2 million adjustable rate loan commitments at June 30, 2011. As of June 30, 2012 and 2011, commitments were issued at a weighted average rate of 3.77% and 5.40%, respectively. There were no commitments to purchase mortgage loans at June 30, 2012 and 2011.

Available credit on home equity and unsecured lines of credit is summarized as follows (in thousands):

	June 30
	2012	2011
Home equity	$721	$591
Other consumer	1,481	1,485

	$2,202	$2,076

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the years ended June 30, 2012 and 2011.

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

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

As of June 30, 2012 and 2011, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following tables:

		Fair Value Measurements Using
Assets at June 30, 2012:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$19,372	$-	$19,372	$-
Collateralized mortgage obligations (residential)	34,025	-	34,025	-

Total available-for-sale securities	$53,397	$-	$53,397	$-

Assets at June 30, 2011:

Available-for-sale securities
FHLB bond	$4,999	$-	$4,999	$-
Mortgage-backed securities (residential)	184	-	184	-
Collateralized mortgage obligations (residential)	10,855	-	10,855	-

Total available-for-sale securities	$16,038	$-	$16,038	$-

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

The following financial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
Assets at June 30, 2012:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired Loans
One-to-four family residential	$11,359	$-	$-	$11,359
Multi-family residential	1,456	-	-	1,456
Commercial real estate	1,299	-	-	1,299

Total Impaired loans	$14,114	$-	$-	$14,114

Assets at June 30, 2011:

Impaired Loans
One-to-four family residential	$11,873	$-	$-	$11,873
Multi-family residential	1,334	-	-	1,334
Commercial real estate	3,630	-	-	3,630

Total Impaired loans	$16,837	$-	$-	$16,837

At June 30, 2012, no nonfinancial assets were measured at fair value on a non-recurring basis. At June 30, 2011, the following nonfinancial assets were measured at fair value on a non-recurring basis.

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2011
Real estate owned: one-to-four family residential	$828	$-	$-	$828

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans, or alternatively, based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The fair value of collateral is calculated using an independent third party appraisal. For one-to-four family residential loans, appraised values are based on the comparative sales approach. A significant unobservable input in the sales approach is the adjustment for the differences between the

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

comparable sales. At June 30, 2012, these adjustments ranged from an upward adjustment of 16.2% to a discount of 16.1%. For multi-family residential and commercial real estate loans, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. At June 30, 2012, discounts applied on multi-family residential and commercial real estate loans valued using the comparable sales approach ranged from 0.4% to 10.0%. A significant unobservable input in the income approach is the estimated income capitalization rate. At June 30, 2012, capitalization rates utilized to determine the fair value of the underlying collaterals of three multi-family residential loans and one commercial real estate loan ranged from 6.7% to 11.5%. Impaired loans measured at fair value had a principal balance of $16.9 million at June 30, 2012 as compared to $22.2 million at June 30, 2011. The valuation allowance for these loans was $2.8 million at June 30, 2012 as compared to $5.3 million at June 30, 2011. The reduction of valuation allowance for impaired loans was primarily attributable to charge-offs of specific valuation allowances previously identified during the year ended June 30, 2012.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the year ended June 30, 2012, the Company did not incur a charge to reduce real estate owned to fair value. During the year ended June 30, 2011, the Company incurred a charge of $163,000 to reduce real estate owned to fair value.

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

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

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	Fair Value Measurements at June 30, 2012 Using:					June 30, 2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash on hand and non-interest bearing due from bank accounts	$9,783	$9,783	$-	$-	$9,783	$9,214	$9,214
Federal funds sold	56,235	-	56,235	-	56,235	80,440	80,440
Interest earning time deposits in other financial institutions	-	-	-	-	-	11,669	11,669
Securities held-to-maturity	1,197	-	1,229	-	1,229	2,202	2,299
Federal Home Loan Bank Stock	8,525	-	-	NA	NA	10,334	NA
Loans receivable, net	750,603	-	-	777,672	777,672	679,809	687,135
Accrued interest receivable - loans	2,676	-	-	2,676	2,676	2,781	2,781
Accrued interest receivable - investments	102	-	102	-	102	70	70
Financial liabilities:
Deposits	682,889	-	692,971	-	692,971	634,709	643,595
FHLB Advances	80,000	-	82,960	-	82,960	60,000	61,542

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

18.  EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	June 30
	2012	2011	2010
Basic
Net income	$7,220	$8,753	$3,340
Less: Net income allocated to restricted stock awards	35	25	6

Net income allocated to common shareholders	$7,185	$8,728	$3,334

Weighted average common shares outstanding	8,927,572	9,199,795	9,383,797

Basic earnings per share	$0.81	$0.95	$0.35

Diluted
Net income	$7,220	$8,753	$3,340

Less: Net income allocated to restricted stock awards	35	25	6

Net income allocated to common shareholders	$7,185	$8,728	$3,334

Weighted average common shares outstanding	8,927,572	9,199,795	9,383,797
Add: Dilutive effects of stock options	7,167	121	-

Average shares and dilutive potential common shares	8,934,739	9,199,916	9,383,797

Diluted earnings per common share	$0.81	$0.95	$0.35

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock is considered a participating security as it is a security that participates in undistributed earnings with common stock. For the years ended June 30, 2012, 2011 and 2010, outstanding stock options to purchase 210,324 shares, 312,515 shares and 326,887 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.

19.  REPURCHASE OF COMMON STOCK

In November 2011, the Board of Directors authorized a stock repurchase program pursuant to which the Company repurchased 5% of issued and outstanding shares, or up to approximately 480,257 shares.

Upon completion of the aforementioned stock repurchase program in April 2012, the Board of Directors authorized a second stock repurchase program pursuant to which the Company intends

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

to repurchase up to 5% of its issued and outstanding shares, or up to approximately 456,378 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the SEC’s rules. Any repurchased shares will be available for general corporate purposes, including the funding of the Company’s equity incentive plan.

For the year ended June 30, 2012, the Company repurchased 646,452 shares at aggregate cost of $8.8 million. The shares were repurchased at prices between $12.06 and $14.00 per share with a weighted average price of $13.66 per share.

20.  CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth our Company’s unaudited results of operations for the four quarters of 2012 and 2011.

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(In thousands, except share data)
Year ended June 30, 2012
Interest income	$10,277	$10,416	$9,924	$10,012
Interest expense	2,867	2,727	2,560	2,462

Net interest income	7,410	7,689	7,364	7,550
Provision for loan losses	-	-	-	250
Noninterest income	1,078	1,154	1,094	1,163
Other noninterest expense	5,187	5,554	5,839	6,154

Income before income tax	3,301	3,289	2,619	2,309

Income tax expense	1,248	1,241	972	837
Net income	$2,053	$2,048	$1,647	$1,472

Basic and Diluted earnings per share	$0.22	$0.22	$0.18	$0.19

Year ended June 30, 2011
Interest income	$11,190	$11,200	$10,695	$10,501
Interest expense	4,078	3,628	3,159	3,075

Net interest income	7,112	7,572	7,536	7,426
Provision for loan losses	750	200	-	-
Noninterest income	1,100	1,115	1,158	1,105
Other noninterest expense	4,690	4,836	5,003	5,012

Income before income tax	2,772	3,651	3,691	3,519

Income tax expense	1,008	1,381	1,430	1,061
Net income	$1,764	$2,270	$2,261	$2,458

Basic and Diluted earnings per share	$0.19	$0.24	$0.25	$0.27

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

21.  PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of Kaiser Federal Financial Group, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

	June 30 2012	June 30 2011
Assets
Cash and cash equivalents	$21,106	$31,444
Securities available for sale	402	948
ESOP Loan	4,923	5,321
Investment in bank subsidiary	127,714	119,685
Accrued income receivable	2	5
Other assets	15	2

	$154,162	$157,405

Liabilities & Stockholders’ Equity
Accrued expenses and other liabilities	$14	$6
Stockholders’ equity	154,148	157,399

	$154,162	$157,405

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

CONDENSED STATEMENTS OF INCOME

	June 30
	2012	2011	2010
Income
Interest on ESOP Loan	$169	$138	$88
Interest on investment securities, taxable	33	79	160
Other interest and dividend income	44	43	16

Total income	246	260	264
Expenses
Other operating expenses	556	396	357

Total operating expenses	556	396	357

Loss before income taxes and equity in undistributed earnings of bank subsidiary	(310)	(136)	(93)
Income taxes	128	(56)	(38)

Loss before equity in undistributed earnings of bank subsidiary	(182)	(80)	(55)
Equity in undistributed earnings of bank subsidiary	7,402	8,833	3,395

Net income	$7,220	$8,753	$3,340

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

CONDENSED STATEMENTS OF CASH FLOWS

	June 30
	2012	2011	2010
Operating activities
Net income	$7,220	$8,753	$3,340
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(7,402)	(8,833)	(3,395)
Amortization of net premiums on investments	-	(2)	4
Net change in accrued income receivable	3	5	8
Net change in other assets	(4)	526	(517)
Net change in accrued expenses and other liabilities	8	(1)	(14)

Net cash (used in) provided by operating activities	(175)	448	(582)

Investing activities
Proceeds from maturities of available-for-sale investments	520	1,322	1,874
Net change in ESOP loan receivable	398	(3,400)	466

Net cash provided by (used in) investing activities	918	(2,078)	2,340

Financing activities
Dividends paid on common stock	(2,329)	(1,917)	(1,856)
Purchase of treasury stock	(8,830)	-	(126)
Exercise of stock options	78	-	-
Capital Contribution to the bank	-	(29,542)	-
Net proceeds from stock offering	-	59,085	-

Net cash (used in) provided by financing activities	(11,081)	27,626	(1,982)

Net change in cash and cash equivalents	(10,338)	25,996	(224)
Cash and cash equivalents at beginning of year	31,444	5,448	5,672

Cash and cash equivalents at end of year	$21,106	$31,444	$5,448