Form 10-Q
period 2012-09-30
Kaiser Federal Financial Group, Inc.
filed 2012-11-08
CIK 1412109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Common Stock, $.01 par value – 8,737,391 shares outstanding as of November 5, 2012.

Form 10-Q

KAISER FEDERAL FINANCIAL GROUP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2012	June 30, 2012
ASSETS
Cash and due from banks	$8,716	$9,783
Federal funds sold	70,855	56,235

Total cash and cash equivalents	79,571	66,018
Securities available-for-sale, at fair value	48,562	53,397
Securities held-to-maturity, fair value of $1,015 and $1,229 at September 30, 2012 and June 30, 2012, respectively	986	1,197
Federal Home Loan Bank stock, at cost	8,085	8,525
Loans held for sale	5,739	—
Loans receivable, net of allowance for loan losses of $6,392 and $7,502 at September 30, 2012 and June 30, 2012, respectively	743,457	764,717
Accrued interest receivable	2,856	2,778
Premises and equipment, net	2,847	2,850
Goodwill	3,950	3,950
Bank-owned life insurance	13,450	13,334
Real estate owned (REO)	610	1,280
Other assets	5,300	5,284

Total assets	$915,413	$923,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$61,358	$71,319
Interest bearing	616,534	611,570

Total deposits	677,892	682,889
Federal Home Loan Bank advances, short-term	20,000	20,000
Federal Home Loan Bank advances, long-term	60,000	60,000
Accrued expenses and other liabilities	5,213	6,293

Total liabilities	763,105	769,182
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized; September 30, 2012 — 8,791,292 shares issued June 30, 2012 — 8,960,366 shares issued	88	90
Additional paid-in capital	89,418	92,197
Retained earnings	67,431	66,723
Accumulated other comprehensive loss, net of tax	(40)	(169)
Unearned employee stock ownership plan (ESOP) shares	(4,589)	(4,693)

Total stockholders’ equity	152,308	154,148

Total liabilities and stockholders’ equity	$915,413	$923,330

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
Interest income
Interest and fees on loans	$9,718	$10,028
Interest on securities, taxable	81	156
Federal Home Loan Bank dividends	10	7
Other interest	32	86

Total interest income	9,841	10,277

Interest expense
Interest on deposits	1,748	2,073
Interest on borrowings	469	794

Total interest expense	2,217	2,867

Net interest income	7,624	7,410
Provision for loan losses	850	—

Net interest income after provision for loan losses	6,774	7,410

Noninterest income
Service charges and fees	409	435
ATM fees and charges	526	533
Referral commissions	88	79
Loss on equity investment	(52)	(94)
Bank-owned life insurance	116	120
Net gain on sales of loans	424	—
Other noninterest income	4	5

Total noninterest income	1,515	1,078

Noninterest expense
Salaries and benefits	3,222	2,662
Occupancy and equipment	713	676
ATM expense	521	490
Advertising and promotional	132	74
Professional services	495	499
Federal deposit insurance premiums	153	121
Postage	63	64
Telephone	228	187
REO foreclosure expenses and sales gains/losses, net	(15)	(26)
Other operating expense	578	440

Total noninterest expense	6,090	5,187

Income before income tax expense	2,199	3,301
Income tax expense	806	1,248

Net income	$1,393	$2,053

Earnings per common share:
Basic	$0.16	$0.22
Diluted	$0.16	$0.22

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2012	2011
Net income	$1,393	$2,053
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	219	(15)
Income tax effect	(90)	6

Other comprehensive income (loss), net of tax	129	(9)

Comprehensive income	$1,522	$2,044

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Unearned ESOP Shares	Total
Balance, July 1, 2011	9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	$157,399
Net income	—	—	—	2,053	—	—	2,053
Other comprehensive loss – unrealized loss on securities, net of tax	—	—	—	—	(9)	—	(9)
Dividends declared ($0.06 per share)	—	—	—	(548)	—	—	(548)
Stock options earned	—	—	17	—	—	—	17
Stock options exercised	7,194	—	78	—	—	—	78
Allocation of stock awards	—	—	46	—	—	—	46
Issuance of stock awards	25,000	—	—	—	—	—	—
Forfeiture of stock awards	(2,000)	—	—	—	—	—	—
Allocation of ESOP common stock	—	—	22	—	—	104	126

Balance, September 30, 2011	9,605,154	$96	$100,762	$63,337	$(30)	$(5,003)	$159,162

Balance, July 1, 2012	8,960,366	$90	$92,197	$66,723	$(169)	$(4,693)	$154,148
Net income	—	—	—	1,393	—	—	1,393
Other comprehensive income – unrealized gain on securities, net of tax	—	—	—	—	129	—	129
Dividends declared ($0.08 per share)	—	—	—	(685)	—	—	(685)
Repurchase of common stock	(193,533)	(2)	(2,911)	—	—	—	(2,913)
Stock options earned	—	—	11	—	—	—	11
Allocation of stock awards	—	—	69	—	—	—	69
Issuance of stock awards	25,259	—	—	—	—	—	—
Forfeiture of stock awards	(800)	—	—	—	—	—	—
Allocation of ESOP common stock	—	—	52	—	—	104	156

Balance, September 30, 2012	8,791,292	$88	$89,418	$67,431	$(40)	$(4,589)	$152,308

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,393	$2,053
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	225	78
Amortization (Accretion) of net premiums (discounts) on loan purchases	98	(2)
Amortization of net loan origination costs	34	9
Provision for loan losses	850	—
Net gain on sale of REO	(16)	(40)
Net gain on sales of loans held for sale	(424)	—
Loans originated for sale	(16,656)	—
Proceeds from sales of loans held for sale	11,322	—
Depreciation and amortization	243	200
Amortization of core deposit intangible	6	10
Loss on equity investment	52	94
Earnings on cash surrender value of bank-owned life insurance	(116)	(120)
Allocation of ESOP common stock	156	126
Allocation of stock awards	69	46
Stock options earned	11	17
Net change in accrued interest receivable	(78)	(50)
Net change in other assets	(164)	(171)
Net change in accrued expenses and other liabilities	(1,080)	(932)

Net cash (used in) provided by operating activities	(4,075)	1,318

INVESTING ACTIVITIES
Purchase of available-for-sale securities	—	(26,615)
Proceeds from maturities and principal repayments of available-for-sale securities	4,829	6,046
Proceeds from maturities and principal repayments of held-to-maturity securities	211	198
Net change in interest earning time deposits with other financial institutions	—	3,938
Purchases of loans	—	(35,432)
Net change in loans	20,297	13,741
Proceeds from sale of real estate owned	686	1,102
Redemption of FHLB stock	440	460
Purchases of premises and equipment	(240)	(682)

Net cash provided by (used in) investing activities	26,223	(37,244)

FINANCING ACTIVITIES
Proceeds from FHLB advances	—	60,000
Repayment of FHLB Advances	—	(20,000)
Dividends paid on common stock	(685)	(548)
Repurchase of common stock	(2,913)	—
Net change in deposits	(4,997)	17,404
Exercise of stock options	—	78

Net cash (used in) provided by financing activities	(8,595)	56,934

Net change in cash and cash equivalents	13,553	21,008
Cash and cash equivalents at beginning of period	66,018	89,654

Cash and cash equivalents at end of period	$79,571	$110,662

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2012	2011

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$2,211	$2,850
Income taxes paid	1,000	1,229
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$—	$289

The accompanying notes are an integral part of these unaudited consolidated financial statements

KAISER FEDERAL FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business: Kaiser Federal Financial Group, Inc. (the “Company”) is a Maryland corporation that owns all of the outstanding common stock of Kaiser Federal Bank (the “Bank”). It is the successor to K-Fed Bancorp following the completion of the second-step conversion and offering in November 2010. The Company’s primary activity is holding all of the outstanding shares of common stock of Kaiser Federal Bank. The Bank is a federally chartered savings bank headquartered in Covina, California. The Bank’s principal business activity consists of attracting retail deposits from the general public and originating or purchasing primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multi-family residences located in its market area, and to a lesser extent, commercial real estate, automobile and other consumer loans. While the Bank originates many types of residential loans, the Bank purchased, using its own underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California.

The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

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

The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2013. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on one-to-four-family residences that are Freddie Mac loan products. The loans are offered to customers located in California and are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Recent Accounting Pronouncements:

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. In accordance with the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. An entity will be able to resume performing the qualitative assessment in any subsequent period. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s result of operations or financial position.

Note 2 – Earnings Per Share

The following table sets forth earnings per share calculations for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011
	(Dollars in thousands, except per share data)
Basic
Net income	$1,393	$2,053
Less: Net income allocated to restricted stock awards	10	10

Net income allocated to common shareholders	$1,383	$2,043

Weighted average common shares outstanding	8,433,462	9,084,176

Basic earnings per common share	$0.16	$0.22

Diluted
Net income	$1,393	$2,053
Less: Net income allocated to restricted stock awards	10	10

Net income allocated to common shareholders	$1,383	$2,043

Weighted average common shares outstanding	8,433,462	9,084,176
Add: Dilutive effect of stock options	17,404	2,004

Average shares and dilutive potential common shares	8,450,866	9,086,180

Diluted earnings per common share	$0.16	$0.22

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per share is determined for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock contains rights to non-forfeitable dividends and qualifies as a participating security. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. For the three months ended September 30, 2012, 10,355 ESOP shares were allocated and 414,207 ESOP shares remained unearned.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For the three months ended September 30, 2012 and 2011, outstanding stock options to purchase 199,935 shares and 294,530 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three month ended September 30, 2012 and 2011.

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

As of September 30, 2012 and June 30, 2012, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following table (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2012:

Available-for-sale securities
Mortgage-backed securities (residential)	$17,341	$—	$17,341	$—
Collateralized mortgage obligations (residential)	31,221	—	31,221	—

Total available-for-sale securities	$48,562	$—	$48,562	$—

Assets at June 30, 2012:

Available-for-sale securities
Mortgage-backed securities (residential)	$19,371	$—	$19,371	$—
Collateralized mortgage obligations (residential)	34,026	—	34,026	—

Total available-for-sale securities	$53,397	$—	$53,397	$—

Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2012:

Impaired Loans
One-to-four family residential	$3,811	$—	$—	$3,811

Assets at June 30, 2012:

Impaired Loans
One-to-four family residential	$11,359	$—	$—	$11,359
Multi-family residential	1,456	—	—	1,456
Commercial real estate	1,299	—	—	1,299

Total impaired loans	$14,114	$—	$—	$14,114

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. The fair value of collateral is calculated using an independent third party appraisal. Impaired loans measured at fair value had a recorded investment balance of $4.7 million at September 30, 2012 as compared to $16.9 million at June 30, 2012. The valuation allowance for these loans was $899,000 at September 30, 2012 as compared to $2.8 million at June 30, 2012. The reduction of valuation allowance for impaired loans was primarily attributable to charge-offs of specific valuation allowances previously identified during the three months ended September 30, 2012.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three months ended September 30, 2012 and September 30, 2011, the Company did not incur a charge to reduce real estate owned to fair value.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012 (dollars in thousands):

September 30, 2012	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)

Impaired Loans
One-to-four family residential	$3,811	Sales comparison approach	Adjustment for the differences between the comparable sales	-14.7% to 4.3% (-1.2%)

Fair Value of Financial Instruments

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Loans

Fair value for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously and are excluded from the fair value disclosure below. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Accrued Interest Receivable

Consistent with the asset or liability they are associated with, the carrying amounts of accrued interest receivable approximate fair value resulting in a either Level 2 or Level 3 classification.

Deposits

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) resulting in a Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	Fair Value Measurements at September 30, 2012 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

Financial assets:
Cash on hand	$8,716	$8,716	$—	$—	$8,716
Federal funds sold	70,855	—	70,855	—	70,855
Securities held-to-maturity	986	—	1,015	—	1,015
Federal Home Loan Bank Stock	8,085	—	—	NA	NA
Loans receivable, net	744,486	—	—	777,878	777,878
Accrued interest receivable - loans	2,767	—	—	2,767	2,767
Accrued interest receivable - investments	89	—	89	—	89
Financial liabilities:
Deposits	677,892	—	687,927	—	687,927
FHLB Advances	80,000	—	84,625	—	84,625

	Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

Financial assets:
Cash on hand	$9,783	$9,783	$—	$—	$9,783
Federal funds sold	56,235	—	56,235	—	56,235
Securities held-to-maturity	1,197	—	1,229	—	1,229
Federal Home Loan Bank Stock	8,525	—	—	NA	NA
Loans receivable, net	750,603	—	—	777,672	777,672
Accrued interest receivable - loans	2,676	—	—	2,676	2,676
Accrued interest receivable - investments	102	—	102	—	102
Financial liabilities:
Deposits	682,889	—	692,971	—	692,971
FHLB Advances	80,000	—	82,960	—	82,960

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

September 30, 2012
Mortgage-backed (residential):
Fannie Mae	$12,523	$264	$—	$12,259
Freddie Mac	4,818	77	—	4,741
Collateralized mortgage obligations (residential):
Fannie Mae	19,079	49	(79)	19,109
Freddie Mac	12,142	49	—	12,093

Total	$48,562	$439	$(79)	$48,202

June 30, 2012
Mortgage-backed (residential):
Fannie Mae	$13,961	$183	$—	$13,778
Freddie Mac	5,410	46	—	5,364
Collateralized mortgage obligations (residential):
Fannie Mae	21,060	8	(108)	21,160
Freddie Mac	12,966	26	(14)	12,954

Total	$53,397	$263	$(122)	$53,256

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

September 30, 2012
Mortgage-backed (residential):
Fannie Mae	$129	$4	$—	$133
Freddie Mac	89	5	—	94
Ginnie Mae	42	2	—	44
Collateralized mortgage obligations (residential):			—
Fannie Mae	515	16	—	531
Freddie Mac	211	2	—	213

Total	$986	$29	$—	$1,015

June 30, 2012
Mortgage-backed (residential):
Fannie Mae	$133	$3	$—	$136
Freddie Mac	92	6	—	98
Ginnie Mae	44	2	—	46
Collateralized mortgage obligations (residential):			—
Fannie Mae	596	17	—	613
Freddie Mac	332	4	—	336

Total	$1,197	$32	$—	$1,229

There were no sales of securities during the three months ended September 30, 2012 and September 30, 2011.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at September 30, 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. There were no mortgage-backed securities called prior to the maturity date during the three month ended September 30, 2012.

Securities with unrealized losses at September 30, 2012 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2012
Description of Securities
Collateralized mortgage obligations (residential)	$1,354	$(18)	$5,421	$(61)	$6,775	$(79)

Total temporarily impaired	$1,354	$(18)	$5,421	$(61)	$6,775	$(79)

June 30, 2012
Description of Securities
Collateralized mortgage obligations (residential)	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

Total temporarily impaired	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

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

At September 30, 2012, three debt securities had an aggregate unrealized loss of 0.2% of the Company’s amortized cost basis. At June 30, 2012, six debt securities had an unrealized loss of 0.2% of the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of September 30, 2012 and June 30, 2012.

There were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans

The composition of loans consists of the following (in thousands):

	September 30, 2012	June 30, 2012
Real Estate:
One-to-four family residential	$367,270	$371,251
Multi-family residential	270,748	283,553
Commercial real estate	81,414	86,964

	719,432	741,768

Consumer:
Automobile	18,453	17,349
Home equity	688	808
Other consumer loans, primarily secured	9,854	10,722

	28,995	28,879

Loans held for sale	5,739	—

Total loans	754,166	770,647
Deferred net loan origination costs	563	615
Net premium on purchased loans	859	957
Allowance for loan losses	(6,392)	(7,502)

	$749,196	$764,717

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the
	Three months ended September 30, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502
Provision for loan losses	964	(238)	68	40	19	(3)	850
Recoveries	41	—	—	7	—	1	49
Loans charged-off	(1,176)	(224)	(527)	(21)	(56)	(5)	(2,009)

Balance, end of period	$4,521	$1,057	$672	$88	$26	$28	$6,392

	Allowance for loan losses for the
	Three months ended September 30, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367
Provision for loan losses	321	335	(637)	(19)	—	—	—
Recoveries	102	—	—	23	—	15	140
Loans charged-off	(396)	(223)	—	—	—	(14)	(633)

Balance, end of period	$6,392	$2,766	$1,617	$63	$13	$23	$10,874

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and June 30, 2012 (in thousands):

September 30, 2012	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,202	$—	$—	$27	$—	$2	$2,231
Collectively evaluated for impairment	2,319	1,057	672	61	26	26	4,161

Total ending allowance balance	$4,521	$1,057	$672	$88	$26	$28	$6,392

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$19,164	$2,198	$5,026	$27	$—	$2	$26,417
Collectively evaluated for impairment	353,845	268,550	76,388	18,426	688	9,852	727,749

Total ending loan balance	$373,009	$270,748	$81,414	$18,453	$688	$9,854	$754,166

June 30, 2012	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,233	$226	$279	$—	$37	$3	$2,778
Collectively evaluated for impairment	2,459	1,293	852	62	26	32	4,724

Total ending allowance balance	$4,692	$1,519	$1,131	$62	$63	$35	$7,502

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$19,535	$2,426	$4,215	$—	$37	$3	$26,216
Collectively evaluated for impairment	351,716	281,127	82,749	17,349	771	10,719	744,431

Total ending loan balance	$371,251	$283,553	$86,964	$17,349	$808	$10,722	$770,647

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

The difference between the recorded investment and unpaid principal balance of loans relates to accrued interest, net deferred origination costs, net premiums on purchased loans, and charge-offs. The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and June 30, 2012 (in thousands):

September 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$8,648	$7,432	$—
Multi-family residential	3,435	2,198	—
Commercial real estate	5,552	5,026	—

	17,635	14,656	—

With an allowance recorded:
Real estate loans:
One-to-four family	11,919	11,732	2,202
Multi-family residential	—	—	—
Commercial real estate	—	—	—
Other loans:
Automobile	27	27	27
Home equity	—	—	—
Other	2	2	2

	11,948	11,761	2,231

Total	$29,583	$26,417	$2,231

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,509	$5,943	$—
Multi-family residential	1,757	744	—
Commercial real estate	2,636	2,636	—

	10,902	9,323	—

With an allowance recorded:
Real estate loans:
One-to-four family	14,172	13,592	2,233
Multi-family residential	1,682	1,682	226
Commercial real estate	1,579	1,579	279
Other loans:
Automobile	—	—	—
Home equity	37	37	37
Other	3	3	3

	17,473	16,893	2,778

Total	$28,375	$26,216	$2,778

The following table presents monthly average of individually impaired loans by class as of September 30, 2012 and September 30, 2011 (in thousands):

	Three months ended September 30,
	2012	2011

Real estate loan:
One-to-four family	$19,347	$18,429
Multi-family residential	2,312	3,272
Commercial real estate	4,620	4,912
Other loans:
Home Equity	19	—

Total	$26,298	$26,613

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

	Three months ended September 30,
	2012	2011
Real estate loan:
One-to-four family	$98	$196
Multi-family residential	18	14
Commercial real estate	46	70

Total	$162	$280

The following table presents nonaccrual loans by class of loans (in thousands):

Non-accrual loans:	September 30, 2012	June 30, 2012
Real estate loans:
One-to-four family	$18,358	$18,720
Multi-family residential	2,197	2,426
Commercial	5,026	4,214
Other loans:
Automobile	27	—
Home Equity	—	37
Other	3	3

Total non-accrual loans	$25,611	$25,400

The following tables present the aging of past due loans by class of loans (in thousands):

September 30, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans

Real estate loans:
One-to-four family	$1,310	$1,494	$6,736	$9,540	$363,469	$373,009
Multi-family	—	—	744	744	270,004	270,748
Commercial	—	—	—	—	81,414	81,414
Other loans:
Automobile	61	—	11	72	18,381	18,453
Home Equity	—	—	—	—	688	688
Other	9	4	3	16	9,838	9,854

Total loans	$1,380	$1,498	$7,494	$10,372	$743,794	$754,166

June 30, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans

Real estate loans:
One-to-four family	$2,311	$1,787	$6,815	$10,913	$360,338	$371,251
Multi-family	—	—	744	744	282,809	283,553
Commercial	—	—	—	—	86,964	86,964
Other loans:
Automobile	30	21	—	51	17,298	17,349
Home Equity	—	—	—	—	808	808
Other	12	1	3	16	10,706	10,722

Total loans	$2,353	$1,809	$7,562	$11,724	$758,923	$770,647

Troubled Debt Restructurings:

Troubled debt restructurings totaled $14.1 million and $13.7 million at September 30, 2012 and June 30, 2012, respectively. Troubled debt restructurings of $13.3 million and $12.9 million are included in the non-accrual loans at September 30, 2012 and June 30, 2012. The Bank has allocated $1.6 million of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings and are on non-accrual status as of September 30, 2012 and June 30, 2012. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the timely payment will continue. During the three months ended September 30, 2012, no troubled debt restructurings were returned to accrual status. This compares to two troubled debt restructurings with an aggregate outstanding balance of $807,000 that were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months during the year ended June 30, 2012. There were no further commitments to customers whose loans were troubled debt restructurings at September 30, 2012 and June 30, 2012.

During the three month ended September 30, 2012, the terms of three one-to-four family loans with an aggregate outstanding balance of $1.1 million at September 30, 2012 were modified as troubled debt restructurings. The modification of the terms was a temporary reduction of the stated interest rates of the loans for a period of 24 months. There was no modification of terms involving an extension of the maturity dates or a permanent reduction of the recorded investment in the loans.

Prior to the modification of the terms, the troubled debt restructurings described above were already considered impaired and were assessed for impairment individually and no charge offs were recorded. The individually evaluated allowance associated with these loans was $165,000 at September 30, 2012.

At September 30, 2012 and September 30, 2011, there were no loans modified as a troubled debt restructuring within the previous 12 months for which there was a payment default. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three months ended September 30, 2012 that did not meet the definition of a troubled debt restructuring. During the three months ended September 30, 2012, twenty-two loans in the amount of $11.3 million were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.

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

Loans not meeting the criteria as part of the above described process are considered to be Pass rated loans. Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Pass rated assets are not more than 59 days past due and are generally performing in accordance with the loan terms.

As of September 30, 2012 and June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$335,143	$8,998	$23,129	$—	$—
Multi-family	261,635	4,198	4,915	—	—
Commercial	66,669	6,213	8,532	—	—
Other loans:
Automobile	18,172	125	119	10	27
Home equity	688	—	—	—	—
Other	9,829	—	18	5	2

Total loans	$692,136	$19,534	$36,713	$15	$29

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$337,924	$9,801	$23,526	$—	$—
Multi-family	272,581	6,280	4,692	—	—
Commercial	71,611	6,254	9,099	—	—
Other loans:
Automobile	17,110	117	95	27	—
Home equity	771	—	37	—	—
Other	10,699	—	19	1	3

Total loans	$710,696	$22,452	$37,468	$28	$3

Note 6 – Real Estate Owned

Changes in real estate owned are summarized as follows (in thousands):

	September 30, 2012	June 30, 2012
Beginning of period	$1,280	$828
Transfers in	—	1,529
Capitalized improvements	—	41
Sales	(670)	(1,118)

End of period	$610	$1,280

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	Three months ended
	September 30, 2012	September 30, 2011
Net gain on sales	$16	$40
Operating expenses, net of rental income	(1)	(14)

Total	$15	$26

The company has no valuation allowance or activity in the valuation allowance account during the three months ended September 30, 2012 and 2011.

Note 7 – Federal Home Loan Bank Advances

FHLB advances were $80.0 million at September 30, 2012 and June 30, 2012. At September 30, 2012, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 4.40% with a weighted average stated rate of 2.33%. The range of the stated interest rates and the weighted average stated rate remain unchanged from June 30, 2012.

The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows (in thousands):

Fiscal Year of Maturity	September 30, 2012	June 30, 2012

2013	$20,000	$20,000
2014	—	—
2015	20,000	20,000
2016	—	—
2017	20,000	20,000
Thereafter	20,000	20,000

Total	$80,000	$80,000

Note 8 – Repurchase of Common Stock

In November 2011, the Board of Directors authorized a stock repurchase program pursuant to which the Company repurchased 5% of its issued and outstanding shares, or approximately 480,257 shares. Upon completion of the aforementioned stock repurchase program in April 2012, the Board of Directors authorized a second stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 456,378 shares.

For the three months ended September 30, 2012, the Company repurchased 193,533 shares at aggregate cost of $2.9 million, including commissions. The shares were repurchased at prices between $14.75 and $15.25 per share with a weighted average price of $15.05. There were 96,650 shares remaining under the second stock repurchase program at September 30, 2012.

Note 9 – Subsequent Events

On October 9, 2012, the Company announced effective November 13, 2012, the Bank will be renamed Simplicity Bank. In addition, the Company will change its name to Simplicity Bancorp, Inc. and its trading symbol to SMPL. This new name aligns well with the core principles the Company was founded upon - to provide value, personal service and financial well being for our customers and communities. As Simplicity Bank, the Company will continue this legacy as the Bank grows and improves to make the banking experience for the customers even easier with more options, better technology, enhanced service capacity, a fresh look and a renewed vision. In conjunction with the name change, the Company is developing an extensive branding campaign which will include signage, branch remodeling, advertising, training and other operating costs.

On October 29, 2012, the Company announced that its Board of Directors authorized the third stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares upon completion of the second stock repurchase program, or up to approximately 434,732 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC’s rules. Any repurchased shares will be available for general corporate purposes.

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

Recent Developments

On October 9, 2012, the Company announced effective November 13, 2012, the Bank will be renamed Simplicity Bank. In addition, the Company will change its name to Simplicity Bancorp, Inc. and its trading symbol to SMPL. This new name aligns well with the core principles the Company was founded upon - to provide value, personal service and financial well being for our customers and communities. As Simplicity Bank, the Company will continue this legacy as the Bank grows and improves to make the banking experience for our customers even easier with more options, better technology, enhanced service capacity, a fresh look and a renewed vision. In conjunction with the name change, the Company is developing an extensive branding campaign which will include signage, branch remodeling, advertising, training and other operating costs. The capital expenditures related to these activities are estimated at $600,000 in fiscal 2013 which will result in annual depreciation expense of $120,000. We also expect an increase in advertising and promotional expense in fiscal 2013 in the amount of $650,000 and an increase in other categories of noninterest expense of $180,000 related to these efforts.

Market Area

Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. Economic conditions remain weak both nationally and in our market area of California. According to the Beige Book published by the Federal Reserve Bank in October 2012, economic activity continued to expand at a moderate pace from July to September 2012. Although there were signs of improvement in home demand, sales pace of new and existing homes is still well below its historical average. We continue to experience distressed home prices and California in particular has experienced significant declines in real estate values. In addition, while both California and national unemployment rates improved during the three months ended September 30, 2012, unemployment rates remain at historically high levels. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California were 10.2% in September 2012 as compared to 10.7% in June 2012. This compares to the national unemployment rate of 7.8% in September 2012 and 8.2% in June 2012.

Comparison of Financial Condition at September 30, 2012 and June 30, 2012.

Assets. Total assets declined to $915.4 million at September 30, 2012 from $923.3 million at June 30, 2012 due primarily to a decrease in gross loans receivable and securities available for sale, partially offset by an increase in cash and cash equivalents.

Cash and cash equivalents increased by $13.6 million, or 20.5% to $79.6 million at September 30, 2012 from $66.0 million at June 30, 2012. The increase was primarily due to an increase of $14.6 million in federal funds sold as a result of proceeds received from newly originated conforming fixed rate loans sold in the secondary market as well as principal repayments and payoffs.

Securities available-for-sale decreased by $4.8 million, or 9.1%, to $48.6 million at September 30, 2012 from $53.4 million at June 30, 2012 due to principal repayments and amortization.

Our gross loan portfolio decreased by $16.5 million, or 2.1% to $754.2 million at September 30, 2012 from $770.6 million at June 30, 2012 due primarily to principal repayments and payoffs in addition to the sale of newly originated conforming fixed rate loans in the secondary market. Multi-family loans decreased $12.8 million, or 4.5%, to $270.7 million at September 30, 2012 from $283.6 million at June 30, 2012. Commercial real estate loans decreased $5.6 million, or 6.4%, to $81.4 million at September 30, 2012 from $87.0 million at June 30, 2012. Other loans, which were comprised primarily of automobile and secured loans increased $116,000, or 0.4%, to $29.0 million at September 30, 2012 from $28.9 million at June 30, 2012. The decrease in multi-family loans and commercial real estate loans were primarily attributable to principal repayments and payoffs. One-to-four family real estate loans increased $1.8 million, or 0.5%, to $373.0 million at September 30, 2012 from $371.2 million at June 30, 2012. Real estate loans comprised 96.2% of the total loan portfolio at September 30, 2012, compared with 96.3% at June 30, 2012. During the quarter ended September 30, 2012, the Company made the decision to sell newly originated fixed rate conforming one-to-four family residential real estate loans in the secondary market while retaining the servicing rights. The ability to sell mortgage assets and retain the customer relationship is instrumental in ensuring the Bank is a viable option for customers that desire a mortgage loan. Included in our gross loan portfolio of $754.2 million were $5.7 million in loans held for sale.

The allowance for loan losses decreased by $1.1 million, or 14.8%, to $6.4 million at September 30, 2012 from $7.5 million at June 30, 2012. The decrease was due primarily to net charge-offs of $2.0 million, of which $1.1 million was previously reserved for loans individually evaluated for impairment, as well as a decline in the loan receivable balance collectively evaluated for impairment. The reductions in the allowance for loan losses were partially offset by an increase in valuation allowances on impaired loans secured by one-to-four family residential loans, and the $850,000 provision expense recorded during the three months ended September 30, 2012 primarily due to short sale losses and charge-offs on impaired loans.

Deposits. Total deposits decreased $5.0 million, or 0.7%, to $677.9 million at September 30, 2012 from $682.9 million at June 30, 2012. The decrease in deposits was comprised of a $10.0 million decrease in noninterest bearing deposits, partially offset by a $5.0 million increase in interest bearing deposits.

The $5.0 million increase in interest bearing deposits consisted of a $7.4 million, or 4.7%, increase in money market accounts from $156.0 million at June 30, 2012 to $163.4 million at September 30, 2012 and a $2.6 million, or 34.1%, increase in interest-bearing checking product from $7.8 million at June 30, 2012 to $10.4 million at September 30, 2012. This increase was partially offset by a $3.0 million, or 2.2%, decrease in savings accounts from $140.9 million at June 30, 2012 to $137.9 million at September 30, 2012 and a $2.0 million, or 0.7%, decrease in certificates of deposit from $306.9 million at June 30, 2012 to $304.9 million at September 30, 2012. The increase in interest bearing deposits was primarily a result of continued growth of new money market and interest-bearing checking products introduced during fiscal 2012. The decrease in noninterest bearing deposits was primarily a result of the timing of customer payroll deposits as compared to June 30, 2012.

Borrowings. FHLB advances were at $80.0 million at September 30, 2012 and June 30, 2012. The weighted average cost of FHLB advances of 2.33% remains unchanged from June 30, 2012.

Stockholders’ Equity. Total stockholders’ equity, represented 16.64% of total assets and decreased to $152.3 million at September 30, 2012 from $154.1 million at June 30, 2012. The decrease in stockholders’ equity was primarily attributable to shares repurchased during the three months ended September 30, 2012 pursuant to the stock repurchase program previously announced of $2.9 million as well as cash dividends paid of $685,000, partially offset by an increase in retained earnings of $1.4 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended September 30, 2012 and 2011, respectively.

	For the three months ended September 30,
	2012 (1)			2011 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$762,251	$9,718	5.10%	$698,247	$10,028	5.74%
Securities(3)	52,165	81	0.62	27,266	156	2.29
Federal funds sold	57,838	32	0.22	108,049	69	0.26
Federal Home Loan Bank stock	8,305	10	0.48	10,104	7	0.28
Interest-earning deposits in other financial institutions	—	—	—	9,762	17	0.70

Total interest-earning assets	880,559	9,841	4.47	853,428	10,277	4.82

Noninterest earning assets	38,019			38,689

Total assets	$918,578			$892,117

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$9,050	$2	0.09%	$—	$—	—%
Money market	160,170	128	0.32	135,060	222	0.66
Savings deposits	139,998	49	0.14	136,452	113	0.33
Certificates of deposit	305,622	1,569	2.05	311,896	1,738	2.23
Borrowings	80,000	469	2.35	82,500	794	3.85

Total interest-bearing liabilities	694,840	2,217	1.28	665,908	2,867	1.72

Noninterest bearing liabilities	70,123			67,942

Total liabilities	764,963			733,850
Equity	153,615			158,267

Total liabilities and equity	$918,578			$892,117

Net interest/spread		$7,624	3.19%		$7,410	3.09%

Margin(4)			3.46%			3.47%

Ratio of interest-earning assets to interest bearing liabilities	126.73%			128.16%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.
(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and September 30, 2011.

General. Net income for the three months ended September 30, 2012 was $1.4 million, a decrease of $660,000 as compared to net income of $2.1 million for the three months ended September 30, 2011. Earnings per basic and diluted common share were $0.16 for the three months ended September 30, 2012, compared to $0.22 for the three months ended September 30, 2011. The decrease in net income was due primarily to an increase in noninterest expense and provision for loan losses partially offset by an increase in noninterest income and improvement in net interest income.

Interest Income. Interest income decreased $436,000, or 4.2%, to $9.8 million for the three months ended September 30, 2012 from $10.3 million for the three months ended September 30, 2011. The decline in interest income was primarily due to decreases in interest and fees on loans and decreases in interest income on securities.

Interest and fees on loans decreased $310,000 to $9.7 million for the three months ended September 30, 2012 from $10.0 million for the three months ended September 30, 2011. The primary reason for the decrease was a decline of 64 basis points in the average yield on loans from 5.74% for the three months ended September 30, 2011 to 5.10% for the three months ended September 30, 2012, partially offset by an increase of $64.1 million in the average balance of loans receivable to $762.3 million for the three months ended September 30, 2012 from $698.2 million for the three months ended September 30, 2011. The decrease in the average yield on loans was primarily caused by lower yields earned on loan originations during the period as a result of the low interest rate environment. The increase in the average loan receivable balance was attributable to new loan originations as well as loans purchased.

Interest income on securities decreased $75,000, or 48.1%, to $81,000 for the three months ended September 30, 2012 from $156,000 for the three months ended September 30, 2011. The decrease in interest income on securities was primarily due to a decrease of 167 basis points in average yield on securities from 2.29% to 0.62% for the three months ended September 30, 2012. The decline in yield was partially offset by an increase of $24.9 million in the average balance of securities to $52.2 million for the three months ended September 30, 2012 from $27.3 million for the three months ended September 30, 2011 due to new purchases of lower yielding securities as well as increased amortization of investment premium as a result of accelerated principal paydown.

Interest Expense. Interest expense decreased $650,000, or 22.7% to $2.2 million for the three months ended September 30, 2012 from $2.9 million for the three months ended September 30, 2011. The decrease was primarily attributable to a 44 basis points decline in the average cost of interest bearing liabilities to 1.28% for the three months ended September 30, 2012 from 1.72% for the three months ended September 30, 2011, partially offset by an increase of $28.9 million to $694.8 million in average total interest bearing liabilities for the three months ended September 30, 2012 from $665.9 million for the three months ended September 30, 2011. The decrease in the average cost of interest bearing liabilities reflected a reduction in the cost of funds such as interest on deposits and borrowings as a result of the low interest rate environment and repayment of higher costing FHLB advances in fiscal 2012 which were replaced by lower costing advances. The increase in the average balance of total interest-bearing liabilities was due primarily to the increase in the average balance of money market and interest-bearing checking deposits resulting from continued growth of new money market and interest-bearing checking products introduced during fiscal 2012.

Provision for Loan Losses. Provision for loan losses increased to $850,000 for the three months ended September 30, 2012 as compared to no provision for the same period last year. Non-performing loans increased slightly to $25.6 million, or 3.40% of total loans at September 30, 2012 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. Delinquent loans 60 days or more totaled $9.0 million, or 1.19% of total loans at September 30, 2012 as compared to $9.4 million, or 1.22% of total loans at June 30, 2012.

The provision for loan losses of $850,000 during the three months ended September 30, 2012 was comprised of a $964,000 provision on one-to-four family loans, a $238,000 reduction in provision on multi-family loans, a $68,000 provision on commercial real estate loans, a $40,000 provision on automobile loans, a $19,000 provision on home equity loans and a $3,000 reduction in provision on other loans. The increase in provision on one-to-four family loans was primarily due to short sale losses and charge-offs on impaired loans. Short sale activity increased during the first fiscal quarter primarily as a result of the transfer of servicing from a third party servicer to us. The reduction in provision on multi-family loans was primarily due to a decline in the overall historical loss factors on loans collectively evaluated for impairment and a reduction in the balance of multi-family loans collectively evaluated for impairment.

There was also a charge-off of approximately $253,000 on a commercial real estate loan that exhibited weakness during the first fiscal quarter but remained current on its loan payments. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased $437,000, or 40.5%, to $1.5 million for the three months ended September 30, 2012 as compared to $1.1 million for the three months ended September 30, 2011 due primarily to $424,000 in pre-tax gains on $10.9 million of fixed rate conforming one-to-four family loans sold.

Noninterest Expense. Our noninterest expense increased $903,000, or 17.4% to $6.1 million for the three months ended September 30, 2012 as compared to $5.2 million for the three months ended September 30, 2011 primarily due to an increase in salaries and benefits expense, other operating expenses, and advertising and promotional expenses.

Salaries and benefits expense increased $560,000, or 21.0% to $3.2 million for the three months ended September 30, 2012 as compared to $2.7 million for the three months ended September 30, 2011 due primarily to employees hired in the areas of eCommerce, marketing and lending. Employees hired in eCommerce and marketing will focus on aligning marketing efforts under the Bank’s new name and brand. eCommerce employees will also continue to focus on expanding customer relationships through enhanced delivery channels such as online and mobile banking. Over the past year we also hired seasoned loan officers, underwriters and support staff in the income property and one-to-four family loan origination departments to accommodate for increased loan origination and sale activity.

Other operating expenses increased $138,000, or 31.4%, to $578,000 for the three months ended September 30, 2012 as compared to $440,000 for the three months ended September 30, 2011. The increase was primarily due to increases in expenditures on supplies, subscriptions and web-based electronic services.

Advertising and promotional expenses increased $58,000, or 78.4%, to $132,000 for the three months ended September 30, 2012 as compared to $74,000 for the three months ended September 30, 2011. The increase was primarily due to expenses incurred related to new branding initiatives. We also expect an increase in advertising and promotional expense in fiscal 2013 in the amount of $650,000 and an increase in other categories of noninterest expense of $300,000 related to these efforts.

Income Tax Expense. Income tax expense decreased $442,000, or 35.4% to $806,000 for the three months ended September 30, 2012 compared to $1.2 million for the three months ended September 30, 2011. This decrease was primarily the result of lower pretax income for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The effective tax rates were 36.7% and 37.8% for the three months ended September 30, 2012 and 2011, respectively.

Asset Quality

General. We continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan based upon our own underwriting standards prior to making the purchase except for loans purchased with a credit guarantee. The credit guarantee requires the seller to substitute or repurchase any loans sold to the Bank that become 60 days or more delinquent at the Bank’s option. The purchased loans with a credit guarantee are seasoned loans with stable employment base and reasonable collateral value. We reviewed the credit quality of a sample of the purchased loans with a credit guarantee prior to purchasing the loans and we plan to complete our review within the contractual review period in November 2012 which allows us to substitute loans with credit or collateral quality not to our satisfaction.

The following underwriting guidelines, among other things, have been used by us as underwriting tools to further limit our potential loss exposure:

•	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.

•	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans without private mortgage insurance (“PMI”), and up to 95% with PMI.

•	We only lend up to 75% of the lesser of the appraised value or purchase price for multi-family residential loans.

•	We only lend up to 65% of the lesser of the appraised value or purchase price for commercial real estate loans.

Additionally, our portfolio has remained strongly anchored in traditional mortgage products. We do not originate or purchase construction and development loans, teaser option-ARM loans, negatively amortizing loans or high loan-to-value loans.

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county (dollars in thousands):

Real Estate Loans by County as of September 30, 2012
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
Los Angeles	$147,236	$216,111	$38,593	$401,940	55.42%
Orange	59,829	18,403	24,868	103,100	14.22
San Diego	27,655	14,286	2,626	44,567	6.15
San Bernardino	22,157	12,763	3,388	38,308	5.28
Riverside	15,434	3,447	8,913	27,794	3.83
Santa Clara	23,254	512	—	23,766	3.28
Alameda	16,110	31	452	16,593	2.29
Other	61,334	5,195	2,574	69,103	9.53

Total	$373,009	$270,748	$81,414	$725,171	100.00%

Real Estate Loans by County as of June 30, 2012
County	One-to-four family	Multi-family residential	Commercial	Total	Percent
Los Angeles	$144,739	$223,768	$41,848	$410,355	55.32%
Orange	63,681	22,140	27,067	112,888	15.22
San Diego	29,556	15,437	2,636	47,629	6.42
San Bernardino	17,601	12,849	3,406	33,856	4.57
Riverside	16,037	3,544	8,968	28,549	3.85
Santa Clara	22,481	530	—	23,011	3.10
Alameda	16,652	32	453	17,137	2.31
Other	60,504	5,253	2,586	68,343	9.21

Total	$371,251	$283,553	$86,964	$741,768	100.00%

Non-accrual Real Estate Loans by County as of September 30, 2012
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
Los Angeles	$5,815	$—	$1,295	$7,110	1.77%
Orange	2,062	—	1,104	3,166	3.07
San Diego	1,692	548	2,627	4,867	10.92
San Bernardino	2,446	1,511	—	3,957	10.33
Riverside	1,346	138	—	1,484	5.34
Santa Clara	1,850	—	—	1,850	7.78
Alameda	418	—	—	418	2.52
Other	2,729	—	—	2,729	3.95

Total	$18,358	$2,197	$5,026	$25,581	3.53%

Non-accrual Real Estate Loans by County as of June 30, 2012
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category
Los Angeles	$5,863	$—	$1,578	$7,441	1.81%
Orange	1,914	—	—	1,914	1.70
San Diego	2,081	647	2,636	5,364	11.26
San Bernardino	2,438	1,555	—	3,993	11.79
Riverside	1,259	224	—	1,483	5.19
Santa Clara	1,855	—	—	1,855	8.06
Alameda	421	—	—	421	2.46
Other	2,889	—	—	2,889	4.23

Total	$18,720	$2,426	$4,214	$25,360	3.42%

At September 30, 2012, $137.0 million, or 36.7% of our one-to-four family residential mortgage portfolio was serviced by others. As a result of a higher level of delinquent loans nationwide, certain third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner. Currently, we track the servicing of these loans on our core mortgage servicing system. We have hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan falls 30 days past due. In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower. Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf. We had previously filed legal suit against two servicers seeking to obtain the transfer of servicing rights. During the year ended June 30, 2012, we settled with one of the servicers and obtained the servicing of $54.6 million in one-to-four family loans previously serviced by this servicer. During the three months ended September 30, 2012, we also reached a servicing release agreement with the other servicer to obtain the servicing of $75.0 million in one-to-four family residential loans in November 2012. Included in the $75.0 million in loans were $3.6 million in delinquent loans 60 days or more at September 30, 2012.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at September 30, 2012:

	Amount	Percent	Non-accrual	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)

Purchased and serviced by others	$136,974	36.72%	$6,106	4.46%
Purchased and servicing transferred to us	68,209	18.29	9,875	14.48
Originated and serviced by us	167,826	44.99	2,377	1.42

Total	$373,009	100.00%	$18,358	4.92%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At September 30, 2012
Real estate loans:
One-to-four family	3	$1,494	18	$6,736	21	$8,230
Multi-family	—	—	1	744	1	744
Other loans:
Automobile	—	—	1	11	1	11
Other	4	4	3	3	7	7

Total loans	7	$1,498	23	$7,494	30	$8,992

At June 30, 2012
Real estate loans:
One-to-four family	4	$1,787	17	$6,815	21	$8,602
Multi-family	—	—	1	744	1	744
Other loans:
Automobile	3	21	—	—	3	21
Other	1	1	2	3	3	4

Total loans	8	$1,809	20	$7,562	28	$9,371

Delinquent loans 60 days or more past due totaled $9.0 million or 1.19% of total loans at September 30, 2012 as compared to $9.4 million or 1.22% of total loans at June 30, 2012. Delinquent one-to-four family residential loans decreased to $8.2 million at September 30, 2012 from $8.6 million at June 30, 2012. The decrease in delinquent loans 60 days or more was primarily related to short sales and charge-offs of previously identified specific valuation allowances. As a result of the transfer of servicing from a third party servicer, short sale and charge-offs activities increased during the first fiscal quarter. We are able to actively manage these delinquent loans, directly work with the borrowers, conduct loan modifications, short sales or initiate foreclosure proceedings to further improve credit quality. Delinquent multi-family loans remained unchanged at $744,000 at September 30, 2012 and June 30, 2012. There were no delinquent commercial loans at September 30, 2012 and June 30, 2012. In addition, there were eight one-to-four family loans totaling $2.9 million that were over 90 days delinquent at September 30, 2012 and in the process of foreclosure.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrued loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectibility of the loan principal. Generally, interest income on a non-accrual loan is recorded on a cash basis when the outstanding principal is brought current. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. At September 30, 2012 and June 30, 2012, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans were troubled debt restructuring of $13.3 million and $12.9 million as of September 30, 2012 and June 30, 2012, with specific valuation allowances of $1.6 million for both periods.

Non-accrual loans continue to remain at historically elevated levels as a result of the decline in the housing market as well as the prolonged levels of high unemployment in our market area. We have worked with responsible borrowers to keep their properties and as a result we have restructured $14.1 million in mortgage loans of which $12.5 million were performing in accordance with their revised contractual terms at September 30, 2012. This compares to $13.7 million in restructured loans at June 30, 2012. Of the $14.1 million in restructured loans, $13.3 million were reported as non-accrual at September 30, 2012. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that timely payment will continue. During the three months ended September 30, 2012, no troubled debt restructurings were returned to accrual status. This compares to two troubled debt restructurings with an aggregate outstanding balance of $807,000 that were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months during the year ended June 30, 2012. There were no further commitments to customers whose loans were troubled debt restructurings at September 30, 2012 and June 30, 2012.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three months ended September 30, 2012, there were twenty-two loans in the amount of $11.3 million which were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	At September 30,	At June 30,	At June 30,
	2012	2012	2011

Non-accrual loans:
Real estate loans:
One-to-four family	$8,345	$9,332	$9,513
Multi-family	1,511	1,555	1,757
Commercial	2,399	1,578	2,252
Other loans:
Automobile	27	—	—
Home equity	—	37	—
Other	3	3	5
Troubled debt restructurings:
One-to-four family	10,013	9,388	8,872
Multi-family	686	871	1,332
Commercial	2,627	2,636	2,665

Total non-accrual loans	$25,611	$25,400	$26,396

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$—	$669	$828
Commercial	610	610	—
Other loans:
Automobile	—	—	10

Total other real estate owned and repossessed assets	$610	$1,279	$838

Total non-performing assets	$26,221	$26,679	$27,234

Ratios:
Non-performing loans to total loans (1)	3.40%	3.29%	3.73%
Non-performing assets to total assets	2.86%	2.89%	3.18%
Non-accrued interest(2)	$474	$456	$364

(1)	Total loans are net of deferred fees and costs.
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

At September 30, 2012, there were $18.4 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $2.1 million have been applied. Of the $18.4 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $10.0 million in loans were modified as troubled debt restructurings.

At September 30, 2012, there were $7.2 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which no valuation allowances individually evaluated have been applied. Included in the $7.2 million of income property loans on non-accrual status were four multi-family residential loans totaling $2.2 million and three commercial real estate loans totaling $5.0 million.

The first multi-family residential loan was made to one borrower with a principal balance of $744,000, net of charge-off, at September 30, 2012, located in Adelanto, California. This loan was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process. There was no valuation allowance recorded for this loan during the three months ended September 30, 2012 as $1.0 million of previously identified specific valuation allowances on this loan was already charged-off in the prior fiscal year.

The second multi-family residential loan was made to one borrower with a principal balance of $767,000 at September 30, 2012 located in San Bernardino, California, which was current at September 30, 2012 but was previously delinquent. The property value has been slightly lower than the current loan balance for more than six months and accordingly, $40,000 of previously identified specific valuation allowances on this loan was charged-off during the three months ended September 30, 2012. The remaining two multi-family residential loans on non-accrual status in the aggregate amount of $686,000 at September 30, 2012 were troubled debt restructurings and $184,000 of previously identified specific valuation allowances on these loans were charged-off during the three months ended September 30, 2012 because they were collateral dependent and the fair value of the collateral was determined to be deficient.

At September 30, 2012, we had three non-accruing commercial real estate loans with an aggregate balance of $5.0 million. The first commercial real estate loan had a principal balance of $2.6 million secured by a strip mall in San Diego, California. This loan was current and was a troubled debt restructuring at September 30, 2012. The second commercial real estate loan had a principal balance of $1.6 million secured by an office building in Los Angeles County, California, which was current at September 30, 2012 but has experienced cash flow problems. Accordingly, $274,000 of previously identified specific valuation allowances on this loan was charged-off during the three months ended September 30, 2012. The third commercial real estate loan had a principal balance of $1.4 million secured by an office building in Orange County, California, which was current at September 30, 2012. However, the property is 100% vacant with a lack of verifiable outside financial support. In addition, the property value is lower than the current loan balance and accordingly, $253,000 was charged-off on this loan during the three months ended September 30, 2012. The level of non-accrual loans is taken into consideration in our determination of the allowance for loan losses at September 30, 2012. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a valuation allowance is applied or charged-off if warranted.

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

Classified Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and special mention assets represented 37.0% of our equity capital and 6.1% of our total assets at September 30, 2012, as compared to 38.9% of our equity capital and 6.5% of our total assets at June 30, 2012. At September 30, 2012 and June 30, 2012, there were $25.6 million and $25.4 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows (in thousands):

	September 30, 2012	June 30, 2012

Classified and Special Mention Assets:
Loss	$29	$3
Doubtful	15	28
Substandard	36,713	37,468
Special Mention	19,534	22,452

Total	$56,291	$59,951

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

Our multi-family residential loan portfolio had been a significant growth area in our loan portfolio beginning in fiscal 2009 and as a result this portfolio was considered unseasoned in prior fiscal years. As of September 30, 2012, we re-evaluated the historical loss history for the multi-family residential loan portfolio and concluded that we have accumulated sufficient history to capture a full loss cycle for the historical loss migration analysis. For the multi-family residential loans, we review the loan portfolio’s historical loss history, debt service coverage ratios, and seasoning. Due to a decline in the overall historical loss factors and a reduction in the balance on multi-family loans collectively evaluated for impairment, the general valuation portion of our multi-family portfolio declined by $236,000 at September 30, 2012 compared to June 30, 2012.

Our commercial real estate portfolio grew significantly beginning in fiscal 2008. Due to the economic downturn, in order to proactively limit commercial real estate loan credit losses, we currently consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualification and the property offered for collateral. As a result, we did not originate any commercial real estate loans since 2009 and therefore, this portfolio is considered unseasoned. For the commercial real estate loan portfolio, we review the loan portfolio’s historical loss history, debt service coverage ratios, seasoning and peer group data. In fiscal 2010, we also expanded our migration analysis to include the credit loss migration from published sources, including the FDIC, in order to determine the allowance for loan losses on commercial real estate loans, given the characteristics of the peer group as compared to our portfolio. Due to improved loss experience of our peer group and a decline in the balance of commercial real estate loans collectively evaluated for impairment, the general valuation portion of our commercial real estate portfolio declined by $180,000 at September 30, 2012 compared to June 30, 2012.

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

Provision for loan losses increased to $850,000 for the three months ended September 30, 2012 as compared to no provision for the same period last year. The increase in the overall provision was primarily due to short sale losses and charge-offs on impaired loans. As a result of the transfer of servicing from a third party servicer, short sale activity increased during the quarter. There was also a charge-off of approximately $253,000 on a commercial real estate loan that exhibited weakness during the quarter but remains current on its loan payments. Delinquent loans 60 days or more totaled $9.0 million, or 1.19% of total loans at September 30, 2012 as compared to $9.4 million, or 1.22% of total loans at June 30, 2012. Non-performing loans increased slightly to $25.6 million, or 3.40% of total loans at September 30, 2012 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. The allowance for loan losses to non-performing loans was 24.96% at September 30, 2012 as compared to 29.54% at June 30, 2012. The decline in the allowance for loan losses to non-performing loans was a result of $1.1 million in charge-offs of previously identified specific valuation allowances on loans generally six months or more delinquent during the quarter ended September 30, 2012. The provision reflected management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	September 30, 2012		June 30, 2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$4,521	49.46%	$4,692	48.17%
Multi-family	1,057	35.90	1,519	36.79
Commercial	672	10.80	1,131	11.28
Other loans:
Automobile	88	2.45	62	2.25
Home equity	26	0.09	63	0.10
Other	28	1.31	35	1.39

Total allowance for loan losses	$6,392	100.00%	$7,502	100.00%

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various investment securities and lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2012, total approved loan commitments amounted to $3.5 million and the unadvanced portion of loans was $2.2 million.

Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at September 30, 2012, totaled $125.5 million and $20.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2012, we had available additional advances from the FHLB of San Francisco in the amount of $289.2 million. We also had a short-term line of credit with the Federal Reserve Bank of San Francisco of $59.3 million at September 30, 2012, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase, sale and/or originate loans.

The following table summarizes our long-term contractual obligations at September 30, 2012 (in thousands).

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years

FHLB advances	$80,000	$20,000	$20,000	$20,000	$20,000
Operating lease obligations	5,897	1,026	2,026	1,170	1,675
Loan commitments to originate	3,497	3,497	—	—	—
Loan sale commitments	3,529	3,529	—	—	—
Available home equity and unadvanced lines of credit	2,173	2,173	—	—	—
Certificates of deposit	304,830	125,463	88,048	91,179	140

Total commitments and contractual obligations	$399,926	$155,688	$110,074	$112,349	$21,815

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

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its regulatory capital requirements at September 30, 2012 and June 30, 2012. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$132,808	21.95%	$48,403	8.00%	$60,503	10.00%
Tier 1 capital (to risk-weighted assets)	126,416	20.89	24,201	4.00	36,302	6.00
Tier 1 (core) capital (to adjusted tangible assets)	126,416	13.86	36,482	4.00	45,602	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$131,832	21.10%	$49,993	8.00%	$62,491	10.00%
Tier 1 capital (to risk-weighted assets)	124,330	19.90	24,996	4.00	37,494	6.00
Tier 1 (core) capital (to adjusted tangible assets)	124,330	13.52	36,781	4.00	45,976	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At September 30, 2012, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

Impact of Inflation

The unaudited consolidated financial statements presented herein have been prepared in accordance with GAAP. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors sets and recommends the asset and liability policies of Kaiser Federal Bank, which are implemented by the asset/liability management committee.

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

An independent third party provides the Bank with the information presented in the following tables, which are based on information provided by the Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the three months ended September 30, 2012 and the year ended June 30, 2012, and the immediate, permanent and parallel movements in interest rates of +/-100, +200 and +300 basis points, as well as the change in the Bank’s net portfolio value at September 30, 2012 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

September 30, 2012		June 30, 2012
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	2.87%	+300 bp	0.27%
+200	2.22	+200	0.40
+100	1.21	+100	0.44
-100	(3.95)	-100	(2.41)

	September 30, 2012
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+400	$119,884	$(27,866)	(18.86)%	13.87%	(154)
+300	130,252	(17,498)	(11.84)	14.65	(76)
+200	139,096	(8,655)	(5.86)	15.22	(19)
+100	145,156	(2,595)	(1.76)	15.49	8
—	147,750	—	—	15.41	—
-100	144,348	(3,403)	(2.30)	14.87	(54)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
07/1/12 – 07/31/12	—	$—	646,452	290,183
08/1/12 – 08/31/12	73,999	14.81	720,451	216,584
09/1/12 – 09/30/12	119,534	15.20	839,985	96,650

*	On November 29, 2011, the Company announced its intention to repurchase up to 5% of its issued and outstanding shares, or up to approximately 480,257 shares. Upon completion of the first stock repurchase program, the Company announced on April 26, 2012, a second stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 456,378 shares. 193,533 shares were purchased under this plan in the three months ended September 30, 2012.

On October 29, 2012, the Company announced that its Board of Directors authorized the third stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares upon completion of the second stock repurchase program, or up to approximately 434,732 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC’s rules. Any repurchased shares will be available for general corporate purposes.

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

KAISER FEDERAL FINANCIAL GROUP, INC.

Dated:	November 8, 2012

/s/ Dustin Luton
Dustin Luton
President and Chief Executive Officer

/s/ Jean M. Carandang
Jean M. Carandang
Chief Financial Officer