Form 10-Q
period 2012-12-31
Simplicity Bancorp, Inc.
filed 2013-02-08
CIK 1412109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34979

SIMPLICITY BANCORP, INC.

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

Common Stock, $.01 par value – 8,433,565 shares outstanding as of February 4, 2013.

Form 10-Q

SIMPLICITY BANCORP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2012	June 30, 2012
ASSETS
Cash and due from banks	$8,244	$9,783
Federal funds sold	60,150	56,235

Total cash and cash equivalents	68,394	66,018
Securities available-for-sale, at fair value	64,054	53,397
Securities held-to-maturity, fair value of $784 and $1,229 at December 31, 2012 and June 30, 2012, respectively	765	1,197
Federal Home Loan Bank stock, at cost	7,335	8,525
Loans held for sale	13,761	—
Loans receivable, net of allowance for loan losses of $6,620 and $7,502 at December 31, 2012 and June 30, 2012, respectively	707,298	764,717
Accrued interest receivable	2,573	2,778
Premises and equipment, net	2,915	2,850
Goodwill	3,950	3,950
Bank-owned life insurance	13,565	13,334
Real estate owned (REO)	525	1,280
Other assets	4,309	5,284

Total assets	$889,444	$923,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$66,078	$71,319
Interest bearing	608,909	611,570

Total deposits	674,987	682,889
Federal Home Loan Bank advances, short-term	—	20,000
Federal Home Loan Bank advances, long-term	60,000	60,000
Accrued expenses and other liabilities	5,048	6,293

Total liabilities	740,035	769,182
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized; December 31, 2012 — 8,548,090 shares issued June 30, 2012 — 8,960,366 shares issued	86	90
Additional paid-in capital	85,970	92,197
Retained earnings	67,873	66,723
Accumulated other comprehensive loss, net of tax	(34)	(169)
Unearned employee stock ownership plan (ESOP) shares	(4,486)	(4,693)

Total stockholders’ equity	149,409	154,148

Total liabilities and stockholders’ equity	$889,444	$923,330

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$8,895	$10,154	$18,612	$20,183
Interest on securities, taxable	88	178	169	334
Federal Home Loan Bank dividends	57	8	68	14
Other interest	49	76	81	162

Total interest income	9,089	10,416	18,930	20,693

Interest expense
Interest on deposits	1,671	2,007	3,420	4,080
Interest on borrowings	428	720	897	1,514

Total interest expense	2,099	2,727	4,317	5,594

Net Interest Income	6,990	7,689	14,613	15,099
Provision for loan losses	600	—	1,450	—

Net interest income after provision for loan losses	6,390	7,689	13,163	15,099

Service charges and fees	440	456	849	891
ATM fees and charges	529	541	1,055	1,074
Referral commissions	78	75	167	154
Loss on equity investment	(55)	(45)	(107)	(140)
Bank-owned life insurance	115	123	231	244
Net gain on sales of loans	903	—	1,327	—
Other noninterest income	4	4	8	9

Total noninterest income	2,014	1,154	3,530	2,232

Noninterest expense
Salaries and benefits	3,465	2,797	6,688	5,459
Occupancy and equipment	727	673	1,440	1,349
ATM expense	583	548	1,104	1,038
Advertising and promotional	281	117	413	191
Professional services	551	467	1,046	966
Federal deposit insurance premiums	160	145	313	266
Postage	71	66	134	130
Telephone	220	206	447	393
REO foreclosure expenses and sales gains/losses, net	1	2	(15)	(24)
Other operating expense	631	533	1,210	973

Total noninterest expense	6,690	5,554	12,780	10,741

Income before income tax expense	1,714	3,289	3,913	6,590
Income tax expense	607	1,241	1,413	2,489

Net income	$1,107	$2,048	$2,500	$4,101

Earnings per common share:
Basic	$0.13	$0.22	$0.30	$0.45
Diluted	$0.13	$0.22	$0.30	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$1,107	$2,048	$2,500	$4,101
Other comprehensive income (loss):

Unrealized gain (loss) on securities available for sale	11	(163)	230	(178)
Income tax effect	(5)	67	(95)	74

Other comprehensive income (loss), net of tax	6	(96)	135	(104)

Comprehensive income	$1,113	$1,952	$2,635	$3,997

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Unearned ESOP Shares	Total

Balance, July 1, 2011	9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	$157,399
Net income	—	—	—	4,101	—	—	4,101
Other comprehensive loss – unrealized loss on securities, net of tax	—	—	—	—	(104)	—	(104)
Dividends declared ($0.12 per share)	—	—	—	(1,097)	—	—	(1,097)
Repurchase of common stock	(57,336)	(1)	(699)	—			(700)
Stock options earned	—	—	33	—	—	—	33
Stock options exercised	7,194	—	78	—	—	—	78
Allocation of stock awards	—	—	85	—	—	—	85
Issuance of stock awards	25,000	—	—	—	—	—	—
Forfeiture of stock awards	(5,000)	—	—	—	—	—	—
Allocation of ESOP common stock (20,710 shares allocated)	—	—	42	—	—	208	250

Balance, December 31, 2011	9,544,818	$95	$100,138	$64,836	$(125)	$(4,899)	$160,045

Balance, July 1, 2012	8,960,366	$90	$92,197	$66,723	$(169)	$(4,693)	$154,148
Net income	—	—	—	2,500	—	—	2,500
Other comprehensive income – unrealized gain on securities, net of tax	—	—	—	—	135	—	135
Dividends declared ($0.16 per share)	—	—	—	(1,350)	—	—	(1,350)
Repurchase of common stock	(436,770)	(4)	(6,524)	—	—	—	(6,528)
Stock options earned	—	—	19	—	—	—	19
Stock options exercised	4,000	—	43	—	—	—	43
Allocation of stock awards	—	—	133	—	—	—	133
Issuance of stock awards	27,259	—	—	—	—	—	—
Forfeiture of stock awards	(6,765)	—	—	—	—	—	—
Allocation of ESOP common stock (20,710 shares allocated)	—	—	102	—	—	207	309

Balance, December 31, 2012	8,548,090	$86	$85,970	$67,873	$(34)	$(4,486)	$149,409

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$2,500	$4,101
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	439	265
Amortization of net premiums on loan purchases	234	76
Accretion of net loan origination costs	(239)	(26)
Provision for loan losses	1,450	—
Net gain on sale of REO	(88)	(55)
Net gain on sales of loans held for sale	(1,327)	—
Loans originated for sale	(45,505)	—
Proceeds from sales of loans held for sale	33,015	—
Depreciation and amortization	514	401
Amortization of core deposit intangible	11	16
Loss on equity investment	107	140
Earnings on cash surrender value of bank-owned life insurance	(231)	(244)
Allocation of ESOP common stock	309	250
Allocation of stock awards	133	85
Stock options earned	19	33
Net change in accrued interest receivable	205	18
Net change in other assets	759	(263)
Net change in accrued expenses and other liabilities	(1,245)	1,208

Net cash (used in) provided by operating activities	(8,940)	6,005

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(20,686)	(57,271)
Proceeds from maturities and principal repayments of available-for-sale securities	9,820	9,905
Proceeds from maturities and principal repayments of held-to-maturity securities	432	472
Net change in interest earning time deposits with other financial institutions	—	7,261
Purchases of loans	—	(35,432)
Net change in loans	55,509	38,847
Proceeds from sale of real estate owned	1,367	1,173
Redemption of FHLB stock	1,190	916
Purchases of premises and equipment	(579)	(909)

Net cash provided by (used in) investing activities	47,053	(35,038)

FINANCING ACTIVITIES
Proceeds from FHLB advances	—	60,000
Repayment of FHLB Advances	(20,000)	(20,000)
Dividends paid on common stock	(1,350)	(1,097)
Repurchase of common stock	(6,528)	(700)
Net change in deposits	(7,902)	32,319
Exercise of stock options	43	78

Net cash (used in) provided by financing activities	(35,737)	70,600

Net change in cash and cash equivalents	2,376	41,567
Cash and cash equivalents at beginning of period	66,018	89,654

Cash and cash equivalents at end of period	$68,394	$131,221

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2012	2011

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$4,327	$5,614
Income taxes paid	1,250	1,849
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$521	$869

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business: Simplicity Bancorp, Inc. (the “Company”), formerly known as Kaiser Federal Financial Group, Inc., is a Maryland corporation that owns all of the outstanding common stock of Simplicity Bank (the “Bank”), formerly known as Kaiser Federal Bank. In November, 2012, the Company changed its name to Simplicity Bancorp, Inc., and its trading symbol to SMPL. Concurrently, the Bank was renamed Simplicity Bank as part of a broader business strategy to operate as a community bank serving the financial needs of all customers within its communities. The Company’s primary activity is holding all of the outstanding shares of common stock of Simplicity Bank. The Bank is a federally chartered savings bank headquartered in Covina, California. The Bank’s principal business activity consists of attracting retail deposits from the general public and originating or purchasing primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multi-family residences located in its market area, and to a lesser extent, commercial real estate, automobile and other consumer loans. While the Bank originates many types of residential loans, the Bank purchased, using its own underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California.

The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

Principles of Consolidation and Basis of Presentation: The financial statements of Simplicity Bancorp, Inc. have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices followed by the financial services industry. The consolidated financial statements presented in this report include the accounts of Simplicity Bancorp, Inc. and its wholly-owned subsidiary, Simplicity Bank. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2013. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on one-to-four-family residences that are Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) loan products. The loans are offered to customers located in California and are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Note 2 – Earnings Per Share

The following table sets forth earnings per share calculations for the three and six months ended December 31, 2012 and 2011:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Basic
Net income	$1,107	$2,048	$2,500	$4,101

Less: Net income allocated to restricted stock awards	9	10	18	21
Net income allocated to common shareholders	$1,098	$2,038	$2,482	$4,080

Weighted average common shares outstanding	8,185,556	9,088,094	8,309,506	9,086,133
Basic earnings per common share	$0.13	$0.22	$0.30	$0.45

Diluted
Net income	$1,107	$2,048	$2,500	$4,101

Less: Net income allocated to restricted stock awards	9	10	18	21
Net income allocated to common shareholders	$1,098	$2,038	$2,482	$4,080

Weighted average common shares outstanding	8,185,556	9,088,094	8,309,506	9,086,133
Add: Dilutive effect of stock options	17,226	1,240	17,786	1,494

Average shares and dilutive potential common shares	8,202,782	9,089,334	8,327,292	9,087,627

Diluted earnings per common share	$0.13	$0.22	$0.30	$0.45

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per share is determined for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock contains rights to non-forfeitable dividends and qualifies as a participating security. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. For the three months and six months ended December 31, 2012, 10,355 and 20,710 ESOP shares were allocated, respectively. 403,853 ESOP shares remained unearned at December 31, 2012.

Basic earnings per common share is net income allocated to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For the three and six months ended December 31, 2012, outstanding stock options to purchase 188,521 and 188,125 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. For the three and six months ended December 31, 2011, outstanding stock options to purchase 221,350 and 221,096 shares were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.

Note 3 – Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three and six months ended December 31, 2012 and 2011.

Investment Securities: The fair values of investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

As of December 31, 2012 and June 30, 2012, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following table (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2012:

Available-for-sale securities
Mortgage-backed securities (residential)	$35,780	$—	$35,780	$—
Collateralized mortgage obligations (residential)	28,274	—	28,274	—

Total available-for-sale securities	$64,054	$—	$64,054	$—

Assets at June 30, 2012:

Available-for-sale securities
Mortgage-backed securities (residential)	$19,371	$—	$19,371	$—
Collateralized mortgage obligations (residential)	34,026	—	34,026	—

Total available-for-sale securities	$53,397	$—	$53,397	$—

Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2012:

Impaired Loans
One-to-four family residential	$4,514	$—	$—	$4,514
Multi-family residential	125	—	—	125

Total impaired loans	$4,639	$—	$—	$4,639

Assets at June 30, 2012:

Impaired Loans
One-to-four family residential	$11,359	$—	$—	$11,359
Multi-family residential	1,456	—	—	1,456
Commercial real estate	1,299	—	—	1,299

Total impaired loans	$14,114	$—	$—	$14,114

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. The fair value of collateral is calculated using an independent third party appraisal. Impaired loans measured at fair value had a recorded investment balance of $5.5 million at December 31, 2012 as compared to $16.9 million at June 30, 2012. The valuation allowance for these loans was $903,000 at December 31, 2012 as compared to $2.8 million at June 30, 2012. The reduction in valuation allowance for impaired loans was primarily attributable to charge-offs of specific valuation allowances previously identified during the six months ended December 31, 2012.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three and six months ended December 31, 2012 and December 31, 2011, the Company did not incur a charge to reduce real estate owned to fair value.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012 (dollars in thousands):

December 31, 2012	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)

Impaired Loans
One-to-four family residential	$4,514	Sales comparison approach	Adjustment for the differences between the comparable sales	–8.7% to 7.3 (–0.7	% %)
Multi-family residential	125	Sales comparison approach	Adjustment for the differences between the comparable sales	–37.7%

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

Loans Held for Sale

Fair value for loans held for sale is determined using quoted secondary-market prices such as loan sales commitments and is classified as Level 2.

Accrued Interest Receivable

Consistent with the asset or liability they are associated with, the carrying amounts of accrued interest receivable approximate fair value resulting in either a Level 2 or Level 3 classification.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

Financial assets:
Cash on hand	$8,244	$8,244	$—	$—	$8,244
Federal funds sold	60,150	—	60,150	—	60,150
Securities held-to-maturity	765	—	784	—	784
Federal Home Loan Bank Stock	7,335	—	—	—	—
Loans receivable, net	701,757	—	—	729,180	729,180
Loans held for sale	13,761	—	13,920	—	13,920
Accrued interest receivable - loans	2,412	—	—	2,412	2,412
Accrued interest receivable - investments	161	—	161	—	161
Financial liabilities:
Deposits	674,987	—	687,927	—	687,927
FHLB Advances	60,000	—	64,189	—	64,189

	Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

Financial assets:
Cash on hand	$9,783	$9,783	$—	$—	$9,783
Federal funds sold	56,235	—	56,235	—	56,235
Securities held-to-maturity	1,197	—	1,229	—	1,229
Federal Home Loan Bank Stock	8,525	—	—	—	—
Loans receivable, net	750,603	—	—	777,672	777,672
Accrued interest receivable - loans	2,676	—	—	2,676	2,676
Accrued interest receivable - investments	102	—	102	—	102
Financial liabilities:
Deposits	682,889	—	692,971	—	692,971
FHLB Advances	80,000	—	82,960	—	82,960

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

December 31, 2012
Mortgage-backed (residential):
Fannie Mae	$10,974	$202	$—	$10,772
Freddie Mac	24,806	83	—	24,723
Collateralized mortgage obligations (residential):
Fannie Mae	17,054	81	(53)	17,026
Freddie Mac	11,220	58	—	11,162

Total	$64,054	$424	$(53)	$63,683

June 30, 2012
Mortgage-backed (residential):
Fannie Mae	$13,961	$183	$—	$13,778
Freddie Mac	5,410	46	—	5,364
Collateralized mortgage obligations (residential):
Fannie Mae	21,060	8	(108)	21,160
Freddie Mac	12,966	26	(14)	12,954

Total	$53,397	$263	$(122)	$53,256

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2012
Mortgage-backed (residential):
Fannie Mae	$126	$3	$—	$129
Freddie Mac	83	5	—	88
Ginnie Mae	40	2	—	42
Collateralized mortgage obligations: (residential)			—
Fannie Mae	446	9	—	455
Freddie Mac	70	—	—	70

Total	$765	$19	$—	$784

June 30, 2012
Mortgage-backed (residential):
Fannie Mae	$133	$3	$—	$136
Freddie Mac	92	6	—	98
Ginnie Mae	44	2	—	46
Collateralized mortgage obligations: (residential)			—
Fannie Mae	596	17	—	613
Freddie Mac	332	4	—	336

Total	$1,197	$32	$—	$1,229

There were no sales of securities during the three and six months ended December 31, 2012 and December 31, 2011.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at December 31, 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. There were no securities called prior to the maturity date during the three and six month ended December 31, 2012.

Securities with unrealized losses at December 31, 2012 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2012
Description of Securities
Collateralized mortgage obligations (residential)	$—	$—	$5,654	$(53)	$5,654	$(53)

Total temporarily impaired	$—	$—	$5,654	$(53)	$5,654	$(53)

June 30, 2012
Description of Securities
Collateralized mortgage obligations (residential)	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

Total temporarily impaired	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company has the intent to sell these securities or is more likely than not that the Company will be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At December 31, 2012, three debt securities had an aggregate unrealized loss of 0.1% of the Company’s amortized cost basis. At June 30, 2012, six debt securities had an unrealized loss of 0.2% of the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of December 31, 2012 and June 30, 2012.

There were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans

The composition of loans consists of the following (in thousands):

	December 31, 2012	June 30, 2012
Real Estate:
One-to-four family residential	$343,160	$371,251
Multi-family residential	266,999	283,553
Commercial real estate	68,613	86,964

	678,772	741,768

Consumer:
Automobile	19,029	17,349
Home equity	682	808
Other consumer loans, primarily secured	13,954	10,722

	33,665	28,879

Total loans	712,437	770,647
Deferred net loan origination costs	758	615
Net premium on purchased loans	723	957
Allowance for loan losses	(6,620)	(7,502)

	$707,298	$764,717

Loans held for sale totaled $13.8 million as of December 31, 2012. There were no loans held for sale at June 30, 2012. Loans held for sale are recorded at the lower of cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. Proceeds from sales of loans held for sale were $33.0 million during the six months ended December 31, 2012, resulting in net gain on sales of $1.3 million.

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the Three months ended December 31, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$4,521	$1,057	$672	$88	$26	$28	$6,392
Provision for loan losses	490	(231)	369	(14)	(32)	18	600
Recoveries	2	—	—	22	6	3	33
Loans charged-off	(388)	—	—	(11)	—	(6)	(405)

Balance, end of period	$4,625	$826	$1,041	$85	$—	$43	$6,620

	Allowance for loan losses for the Three months ended December 31, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$6,392	$2,766	$1,617	$63	$13	$23	$10,874
Provision for loan losses	407	(181)	(265)	(9)	33	15	—
Recoveries	1	—	—	30	—	1	32
Loans charged-off	(1,609)	(1,013)	(58)	(26)	—	(7)	(2,713)

Balance, end of period	$5,191	$1,572	$1,294	$58	$46	$32	$8,193

	Allowance for loan losses for the Six months ended December 31, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502
Provision for loan losses	1,454	(469)	437	26	(13)	15	1,450
Recoveries	43	—	—	29	6	4	82
Loans charged-off	(1,564)	(224)	(527)	(32)	(56)	(11)	(2,414)

Balance, end of period	$4,625	$826	$1,041	$85	$—	$43	$6,620

	Allowance for loan losses for the Six months ended December 31, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367
Provision for loan losses	727	154	(902)	(38)	33	26	—
Recoveries	104	—	—	63	—	5	172
Loans charged-off	(2,005)	(1,236)	(58)	(26)	—	(21)	(3,346)

Balance, end of period	$5,191	$1,572	$1,294	$58	$46	$32	$8,193

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and June 30, 2012 (in thousands):

December 31, 2012	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,053	$7	$—	$15	$—	$13	$2,088
Collectively evaluated for impairment	2,572	819	1,041	70	—	30	4,532

Total ending allowance balance	$4,625	$826	$1,041	$85	$—	$43	$6,620

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$18,852	$2,159	$5,756	$15	$—	$13	$26,795
Collectively evaluated for impairment	324,308	264,840	62,857	19,014	682	13,941	685,642

Total ending loan balance	$343,160	$266,999	$68,613	$19,029	$682	$13,954	$712,437

June 30, 2012	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,233	$226	$279	$—	$37	$3	$2,778
Collectively evaluated for impairment	2,459	1,293	852	62	26	32	4,724

Total ending allowance balance	$4,692	$1,519	$1,131	$62	$63	$35	$7,502

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$19,535	$2,426	$4,215	$—	$37	$3	$26,216
Collectively evaluated for impairment	351,716	281,127	82,749	17,349	771	10,719	744,431

Total ending loan balance	$371,251	$283,553	$86,964	$17,349	$808	$10,722	$770,647

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

The difference between the recorded investment and unpaid principal balance of loans relates to accrued interest, net deferred origination costs, net premiums on purchased loans, charge-offs, and payments received on impaired loans that are recorded as a reduction of principal. Included in the real estate loans individually evaluated for impairment with an allowance recorded as of December 31, 2012, $5.5 million were collateral dependent loans measured at fair value with a valuation allowance of $903,000 and $6.4 million were evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $1.1 million. The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012 and June 30, 2012 (in thousands):

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$8,048	$7,034	$—
Multi-family residential	3,209	2,027	—
Commercial real estate	6,403	5,756	—

	17,660	14,817	—

With an allowance recorded:
Real estate loans:
One-to-four family	11,963	11,818	2,053
Multi-family residential	222	132	7
Other loans:
Automobile	15	15	15
Other	13	13	13

	12,213	11,978	2,088

Total	$29,873	$26,795	$2,088

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,509	$5,943	$—
Multi-family residential	1,757	744	—
Commercial real estate	2,636	2,636	—

	10,902	9,323	—

With an allowance recorded:
Real estate loans:
One-to-four family	14,172	13,592	2,233
Multi-family residential	1,682	1,682	226
Commercial real estate	1,579	1,579	279
Other loans:
Home equity	37	37	37
Other	3	3	3

	17,473	16,893	2,778

Total	$28,375	$26,216	$2,778

The following table presents monthly average of individually impaired loans by class for the three and six months ended December 31, 2012 and December 31, 2011 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Real estate loan:
One-to-four family	$19,007	$18,840	$19,182	$18,689
Multi-family residential	2,178	2,948	2,261	2,995
Commercial real estate	5,391	4,580	4,999	4,692
Other loans:
Home Equity	—	18	12	12

Total	$26,576	$26,386	$26,454	$26,388

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. The Company did not recognize income on impaired loans for the three months ended December 31, 2012. For the three months ended December 31, 2011, income recorded on impaired loans totaled $216,000. For the six months ended December 31, 2012 and 2011, income recorded on impaired loans totaled $162,000 and $497,000, respectively. Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

At December 31, 2012 and June 30, 2012, there were no loans past due more than 90 days and still accruing interest.

The following table presents nonaccrual loans by class of loans (in thousands):

Non-accrual loans:	December 31, 2012	June 30, 2012
Real estate loans:
One-to-four family	$16,317	$18,720
Multi-family residential	2,159	2,426
Commercial	5,756	4,214
Other loans:
Automobile	15	—
Home Equity	—	37
Other	13	3

Total non-accrual loans	$24,260	$25,400

The following tables present the aging of past due loans by class of loans (in thousands):

December 31, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans

Real estate loans:
One-to-four family	$1,928	$1,894	$6,265	$10,087	$333,073	$343,160
Multi-family	—	—	744	744	266,255	266,999
Commercial	224	—	—	224	68,389	68,613
Other loans:
Automobile	116	—	—	116	18,913	19,029
Home Equity	—	—	—	—	682	682
Other	4	4	13	21	13,933	13,954

Total loans	$2,272	$1,898	$7,022	$11,192	$701,245	$712,437

June 30, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans

Real estate loans:
One-to-four family	$2,311	$1,787	$6,815	$10,913	$360,338	$371,251
Multi-family	—	—	744	744	282,809	283,553
Commercial	—	—	—	—	86,964	86,964
Other loans:
Automobile	30	21	—	51	17,298	17,349
Home Equity	—	—	—	—	808	808
Other	12	1	3	16	10,706	10,722

Total loans	$2,353	$1,809	$7,562	$11,724	$758,923	$770,647

Troubled Debt Restructurings:

Troubled debt restructurings totaled $13.5 million and $13.7 million at December 31, 2012 and June 30, 2012, respectively. Troubled debt restructurings of $11.0 million and $12.9 million are included in non-accrual loans at December 31, 2012 and June 30, 2012. The Bank has allocated $1.2 million and $1.6 million of valuation allowance to loans where customers’ loan terms have been modified in troubled debt restructurings and are on non-accrual status as of December 31, 2012 and June 30, 2012, respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that the timely payment will continue. During the six months ended December 31, 2012, five troubled debt restructurings with an aggregate outstanding balance of $1.7 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to two troubled debt restructurings with an aggregate outstanding balance of $807,000 that were returned to accrual status during the year ended June 30, 2012. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2012 and June 30, 2012.

There were no loan modifications that met the definition of troubled debt restructuring during the three months ended December 31, 2012. During the six months ended December 31, 2012, the terms of three one-to-four family loans with an aggregate outstanding balance of $1.1 million at December 31, 2012 were modified as troubled debt restructurings. The modification of the terms was a temporary reduction of the stated interest rates of the loans for a period of 24 months. There were no modifications of terms involving an extension of the maturity dates or a permanent reduction of the recorded investment in the loans.

Prior to the modification of the terms, the troubled debt restructurings described above were already considered impaired and were assessed for impairment individually. The individually evaluated allowance associated with these loans was $165,000 at December 31, 2012.

At December 31, 2012, there were two one-to-four family loans, with an aggregate outstanding balance of $850,000, modified as troubled debt restructurings within the previous 12 months for which there was a payment default. These two troubled debt restructurings increased the allowance for loan losses by $99,000 and did not result in any charge-offs during the three and six months ended December 31, 2012. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three and six months ended December 31, 2012 that did not meet the definition of a troubled debt restructuring. During the three and six months ended December 31, 2012, there were 15 and 43 loans that were modified and not accounted for as troubled debt restructurings in the amounts of $6.7 million and $17.4 million, respectively. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.

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

Substandard. Loans that are 90 days or more past due are generally classified as substandard. A loan is also considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

As of December 31, 2012 and June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$311,527	$10,536	$21,097	$—	$—
Multi-family	259,785	3,758	3,456	—	—
Commercial	55,198	3,176	10,239	—	—
Other loans:
Automobile	18,799	95	112	8	15
Home equity	682	—	—	—	—
Other	13,931	—	9	1	13

Total loans	$659,922	$17,565	$34,913	$9	$28

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$337,924	$9,801	$23,526	$—	$—
Multi-family	272,581	6,280	4,692	—	—
Commercial	71,611	6,254	9,099	—	—
Other loans:
Automobile	17,110	117	95	27	—
Home equity	771	—	37	—	—
Other	10,699	—	19	1	3

Total loans	$710,696	$22,452	$37,468	$28	$3

Note 6 - Real Estate Owned

Changes in real estate owned are summarized as follows (in thousands):

	December 31, 2012	June 30, 2012
Beginning of period	$1,280	$828
Transfers in	521	1,529
Capitalized improvements	3	41
Sales	(1,279)	(1,118)

End of period	$525	$1,280

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	Six months ended
	December 31, 2012	December 31, 2011
Net gain on sales	$88	$55
Operating expenses, net of rental income	(73)	(31)

Total	$15	$24

The Company has no valuation allowance or activity in the valuation allowance account during the three and six months ended December 31, 2012 and 2011.

Note 7 – Federal Home Loan Bank Advances

FHLB advances were $60.0 million and $80.0 million at December 31, 2012 and June 30, 2012, respectively. At December 31, 2012, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 2.43% with a weighted average stated rate of 1.64%. At June 30, 2012, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 4.40% with a weighted average stated rate of 2.33%.

The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows (in thousands):

Fiscal Year of Maturity	December 31, 2012	June 30, 2012

2013	$—	$20,000
2014	—	—
2015	20,000	20,000
2016	—	—
2017	20,000	20,000
Thereafter	20,000	20,000

Total	$60,000	$80,000

Note 8 – Repurchase of Common Stock

In November 2011, the Board of Directors authorized a stock repurchase program pursuant to which the Company repurchased 5% of its issued and outstanding shares, or approximately 480,257 shares. Upon completion of the aforementioned stock repurchase program in April 2012, the Board of Directors authorized a second stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 456,378 shares. The second stock repurchase program was completed in November 2012. On October 29, 2012, the Company announced that its Board of Directors authorized the third stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares upon completion of the second stock repurchase program, or up to approximately 434,732 shares.

Under the second and third stock repurchase programs, for the three months ended December 31, 2012, the Company repurchased 243,237 shares at aggregate cost of $3.6 million, including commissions. The shares were repurchased at prices between $13.96 and $15.25 per share with a weighted average price of $14.87. For the six months ended December 31, 2012, the Company repurchased 436,770 shares at aggregate cost of $6.5 million, including commission. The shares were repurchased at prices between $13.96 and $15.25 per share with a weighted average price of $14.95. There were 288,145 shares remaining under the third stock repurchase program at December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of Simplicity Bancorp, Inc. and Simplicity Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Recent Developments

Effective November 13, 2012, the Bank was renamed Simplicity Bank. In addition, the Company changed its name to Simplicity Bancorp, Inc. and its trading symbol to SMPL. This new name aligns well with the core principles the Company was founded upon - to provide value, personal service and financial well being for its customers and communities. As Simplicity Bank, the Company will continue this legacy as the Bank grows and improves to make the banking experience for its customers even easier with more options, better technology, enhanced service capacity, a fresh look and a renewed vision. In conjunction with the name change, the Company has developed an extensive branding campaign which includes signage, branch remodeling, advertising, training and other operating costs. The capital expenditures related to these activities are estimated at $600,000 in fiscal 2013 which will result in annual depreciation expense of $120,000. We also expect an increase in advertising and promotional expense in fiscal 2013 in the amount of $650,000 and an increase in other categories of noninterest expense of $180,000 related to these efforts.

Market Area

Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. While there has been moderate job growth during 2012, economic conditions remain weak both nationally and in our market area of California. According to the Beige Book published by the Federal Reserve Bank in November 2012, economic activity continued to expand at a moderate pace from July to November 2012. Although there were signs of improvement in home demand and housing prices, sales pace of new and existing homes is still well below its historical average. In addition, while the California unemployment rate improved during the three months ended December 31, 2012, both California and national unemployment rates remain at historically high levels. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California were 9.8% in December 2012 as compared to 10.2% in September 2012. This compares to the national unemployment rate of 7.8% in December 2012, which held steady since September 2012.

Comparison of Financial Condition at December 31, 2012 and June 30, 2012.

Assets. Total assets declined to $889.4 million at December 31, 2012 from $923.3 million at June 30, 2012 due primarily to a decrease in gross loans receivable, partially offset by an increase in loans held for sale, securities available for sale, and cash and cash equivalents.

Cash and cash equivalents increased by $2.4 million, or 3.6% to $68.4 million at December 31, 2012 from $66.0 million at June 30, 2012. The increase was primarily due to proceeds received from newly originated conforming fixed rate one-to-four family residential loans sold in the secondary market as well as principal repayments.

Securities available-for-sale increased by $10.7 million, or 20.0%, to $64.1 million at December 31, 2012 from $53.4 million at June 30, 2012 due to the purchase of $20.7 million in securities, offset by $10.3 million in maturities, principal repayments and amortization. At December 31, 2012, the purchased securities included four agency mortgage backed securities with a fair value of $20.6 million in the aggregate and carried a weighted average yield of 1.39%. The purchased investments were funded with proceeds received from newly originated conforming fixed rate one-to-four family residential loans sold in the secondary market as well as principal repayments.

Our gross loan portfolio decreased by $58.3 million, or 7.5% to $713.9 million at December 31, 2012 from $772.2 million at June 30, 2012 due primarily to the sale of newly originated conforming fixed rate one-to-four family residential loans in the secondary market along with principal repayments and payoffs. At December 31, 2012, $13.7 million of one-to-four family residential loans were classified as held for sale as compared to none at June 30, 2012. Multi-family loans decreased $16.6 million, or 5.8%, to $267.0 million at December 31, 2012 from $283.6 million at June 30, 2012. Commercial real estate loans decreased $18.4 million, or 21.1%, to $68.6 million at December 31, 2012 from $87.0 million at June 30, 2012. Other loans, which were comprised primarily of automobile and secured loans increased $4.8 million, or 16.6%, to $33.7 million at December 31, 2012 from $28.9 million at June 30, 2012. The decrease in multi-family loans and commercial real estate loans were primarily attributable to principal repayments and payoffs. One-to-four family residential loans held for investment decreased $28.1 million, or 7.6%, to $343.2 million at December 31, 2012 from $371.3 million at June 30, 2012. The decrease was primarily due to sales of newly originated conforming fixed rate loans held for sale in the secondary market along with principal repayments and payoffs. Real estate loans, including loans held for sale, comprised 95.4% of the total loan portfolio at December 31, 2012, compared with 96.3% at June 30, 2012. The Company continues to sell newly originated fixed rate conforming one-to-four family residential real estate loans in the secondary market while retaining the servicing rights. The ability to sell mortgage assets and retain the customer relationship is instrumental in ensuring the Bank is a viable option for customers that desire a mortgage loan.

The allowance for loan losses decreased by $882,000, or 11.7%, to $6.6 million at December 31, 2012 from $7.5 million at June 30, 2012. The decrease was due primarily to net charge-offs of $2.3 million, of which $1.2 million was previously reserved for loans individually evaluated for impairment, as well as a decline in the loan receivable balance collectively evaluated for impairment. The reductions in the allowance for loan losses were offset by the $1.5 million provision expense recorded during the six months ended December 31, 2012 primarily due to short sale losses and charge-offs of impaired loans.

Deposits. Total deposits decreased $7.9 million, or 1.2%, to $675.0 million at December 31, 2012 from $682.9 million at June 30, 2012. The decrease in deposits was comprised of a $5.2 million decrease in noninterest bearing deposits and a $2.7 million decrease in interest bearing deposits.

The $2.7 million decrease in interest bearing deposits consisted of a $11.2 million, or 8.0%, decrease in savings accounts from $140.9 million at June 30, 2012 to $130.0 million at December 31, 2012 and a $6.8 million, or 2.2%, decrease in certificates of deposit from $306.9 million at June 30, 2012 to $300.1 million at December 31, 2012. These decreases were partially offset by a $9.8 million, or 6.3%, increase in money market accounts from $156.0 million at June 30, 2012 to $165.8 million at December 31, 2012 and a $5.6 million, or 71.6%, increase in interest-bearing checking product from $7.8 million at June 30, 2012 to $13.3 million at December 31, 2012. The increase in money market accounts and interest bearing checking product was primarily a result of continued growth of new money market and interest-bearing checking products introduced during fiscal 2012. The steady increase of money market accounts and decline of savings and certificates of deposit accounts were a result of certain customers that prefer the short-term flexibility of non-certificate accounts in a low interest rate environment. The decrease in noninterest bearing deposits was primarily a result of the timing of customer payroll deposits as compare to June 30, 2012.

Borrowings. FHLB advances were at $60.0 million and $80.0 million at December 31, 2012 and June 30, 2012, respectively. A $20.0 million higher costing FHLB advance matured and was repaid during the six months ended December 31, 2012. The weighted average cost of FHLB advances decreased to 1.64% at December 31, 2012 from 2.33% at June 30, 2012.

Stockholders’ Equity. Total stockholders’ equity, represented 16.80% of total assets and decreased to $149.4 million at December 31, 2012 from $154.1 million at June 30, 2012. The decrease in stockholders’ equity was primarily attributable to shares repurchased during the six months ended December 31, 2012 pursuant to the stock repurchase programs previously announced of $6.5 million as well as cash dividends paid of $1.4 million, partially offset by an increase in retained earnings due to net income of $2.5 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended December 31, 2012 and 2011, respectively.

	For the three months ended December 31,
	2012 (1)			2011 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$731,764	$8,895	4.86%	$707,396	$10,154	5.74%
Securities(3)	54,618	88	0.64	49,215	178	1.45
Federal funds sold	79,520	49	0.25	108,079	64	0.24
FHLB stock	7,770	57	2.93	9,646	8	0.33
Interest-earning deposits in other financial institutions	—	—	—	6,714	12	0.71

Total interest-earning assets	873,672	9,089	4.16	881,050	10,416	4.73

Noninterest earning assets	37,292			39,417

Total assets	$910,964			$920,467

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$12,004	$2	0.07%	$289	$—	—%
Money market	165,745	103	0.25	140,120	182	0.52
Savings deposits	133,920	50	0.15	134,799	79	0.23
Certificates of deposit	303,293	1,516	2.00	316,263	1,746	2.21
Borrowings	75,000	428	2.28	100,000	720	2.88

Total interest-bearing liabilities	689,962	2,099	1.22	691,471	2,727	1.58

Noninterest bearing liabilities	70,286			69,337

Total liabilities	760,248			760,808
Equity	150,716			159,659

Total liabilities and equity	$910,964			$920,467

Net interest/spread		$6,990	2.94%		$7,689	3.15%

Margin(4)			3.20%			3.49%

Ratio of interest-earning assets to interest-bearing liabilities	126.63%			127.42%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.
(4)	Net interest income divided by interest-earning assets.

The following table sets forth certain information for the six months ended December 31, 2012 and 2011, respectively.

	For the six months ended December 31,
	2012 (1)			2011 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$746,695	$18,612	4.99%	$700,647	$20,183	5.76%
Securities(3)	53,940	169	0.63	38,200	334	1.75
Federal funds sold	68,368	81	0.24	108,944	132	0.24
FHLB stock	8,057	68	1.69	9,875	14	0.28
Interest-earning deposits in other financial institutions	—	—	—	8,311	30	0.72

Total interest-earning assets	877,060	18,930	4.32	865,977	20,693	4.78

Noninterest earning assets	37,619			39,118

Total assets	$914,679			$905,095

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$10,543	$4	0.08%	$165	$—	—%
Money market	162,894	232	0.28	137,686	404	0.59
Savings deposits	136,827	99	0.14	135,442	192	0.28
Certificates of deposit	304,405	3,085	2.03	313,883	3,484	2.22
Borrowings	77,143	897	2.33	90,000	1,514	3.36

Total interest-bearing liabilities	691,812	4,317	1.25	677,176	5,594	1.65

Noninterest bearing liabilities	70,722			68,984

Total liabilities	762,534			746,160
Equity	152,145			158,935

Total liabilities and equity	$914,679			$905,095

Net interest/spread		$14,613	3.07%		$15,099	3.13%

Margin(4)			3.33%			3.49%

Ratio of interest-earning assets to interest-bearing liabilities	126.78%			127.88%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.
(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended December 31, 2012 and December 31, 2011.

General. Net income for the three months ended December 31, 2012 was $1.1 million, a decrease of $941,000 as compared to net income of $2.0 million for the three months ended December 31, 2011. Earnings per basic and diluted common share were $0.13 for the three months ended December 31, 2012, compared to $0.22 for the three months ended December 31, 2011. The decrease in net income was due primarily to an increase in noninterest expense, provision for loan losses, and a decrease in net interest income partially offset by an increase in noninterest income.

Interest Income. Interest income decreased $1.3 million, or 12.7%, to $9.1 million for the three months ended December 31, 2012 from $10.4 million for the three months ended December 31, 2011. The decline in interest income was primarily due to decreases in interest and fees on loans.

Interest and fees on loans decreased $1.3 million to $8.9 million for the three months ended December 31, 2012 from $10.2 million for the three months ended December 31, 2011. The primary reason for the decrease was a decline of 88 basis points in the average yield on loans from 5.74% for the three months ended December 31, 2011 to 4.86% for the three months ended December 31, 2012, partially offset by an increase of $24.4 million in the average balance of loans receivable to $731.8 million for the three months ended December 31, 2012 from $707.4 million for the three months ended December 31, 2011. The decrease in the average yield on loans was primarily caused by lower yields earned on loan originations during the period as a result of the low interest rate environment. The increase in the average loan receivable balance was attributable to new loan originations and purchases.

Interest Expense. Interest expense decreased $628,000, or 23.0% to $2.1 million for the three months ended December 31, 2012 from $2.7 million for the three months ended December 31, 2011. The decrease in interest expense reflected a reduction in the cost of funds such as interest on deposits and borrowings as a result of the low interest rate environment and repayment of higher costing FHLB advances in fiscal 2012 and in the current period. The decrease in the cost of funds was primarily attributable to a 36 basis points decline in the average cost of interest bearing liabilities to 1.22% for the three months ended December 31, 2012 from 1.58% for the three months ended December 31, 2011. Additionally, the average balance of total interest bearing liabilities decreased $1.5 million to $690.0 million for the three months ended December 31, 2012 from $691.5 million for the three months ended December 31, 2011. The decrease in the average balance of total interest-bearing liabilities was due primarily to the decrease in the average balance of FHLB advances due to repayment of higher costing FHLB advances during the three months ended December 31, 2012 partially offset by an increase in the average balance of money market and interest-bearing checking deposits resulting from continued growth of new money market and interest-bearing checking products introduced during fiscal 2012.

Provision for Loan Losses. Provision for loan losses increased to $600,000 for the three months ended December 31, 2012 as compared to no provision for the same period last year. The balance of non-performing loans decreased to $24.3 million, or 3.41% of total loans at December 31, 2012 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. Delinquent loans 60 days or more totaled $8.9 million, or 1.25% of total loans at December 31, 2012 as compared to $9.4 million, or 1.22% of total loans at June 30, 2012.

The provision for loan losses of $600,000 during the three months ended December 31, 2012 was comprised of a $490,000 provision on one-to-four family loans, a $231,000 reduction in provision on multi-family loans, a $369,000 provision on commercial real estate loans, a $14,000 reduction in provision on automobile loans, a $32,000 reduction in provision on home equity loans and an $18,000 provision on other loans. The increase in provision on one-to-four family loans was primarily due to short sale losses and charge-offs on impaired loans. Short sale activity increased during the second fiscal quarter primarily as a result of the transfer of servicing from two third party servicers to us in May and November 2012 as we continue taking proactive steps to resolve problem assets. The reduction in provision on multi-family loans was primarily due to a decline in loss reserves for non-impaired, non-collateral dependent classified and criticized multi-family loans as we continue to work through problem loans as well as a decline in the balance of multi-family loans collectively evaluated for impairment. The increase in provision on commercial real estate loans was primarily due to an increase in the historical loss factors on commercial real estate loans classified and criticized. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased $860,000, or 74.5%, to $2.0 million for the three months ended December 31, 2012 as compared to $1.2 million for the three months ended December 31, 2011 due primarily to $903,000 in pre-tax gains on fixed rate conforming one-to-four family loans sold.

Noninterest Expense. Our noninterest expense increased $1.1 million, or 20.5% to $6.7 million for the three months ended December 31, 2012 as compared to $5.6 million for the three months ended December 31, 2011 primarily due to an increase in salaries and benefits expense and advertising and promotional expenses.

Salaries and benefits expense increased $668,000, or 23.9% to $3.5 million for the three months ended December 31, 2012 as compared to $2.8 million for the three months ended December 31, 2011 due primarily to employees hired in the areas of eCommerce, marketing and lending, as well as a lump sum severance payment to a former executive in the amount of $368,000. Employees hired in eCommerce and marketing will focus on aligning marketing efforts under the Bank’s new name and brand. eCommerce employees will also continue to focus on expanding customer relationships through enhanced delivery channels such as online and mobile banking. Over the past year we also hired seasoned loan officers, underwriters and support staff in the one-to-four family loan origination department to accommodate for increased loan origination and sale activity.

Advertising and promotional expenses increased $164,000, or 140.2%, to $281,000 for the three months ended December 31, 2012 as compared to $117,000 for the three months ended December 31, 2011. The increase was primarily due to expenses incurred related to new branding initiatives.

Income Tax Expense. Income tax expense decreased $634,000, or 51.1% to $607,000 for the three months ended December 31, 2012 compared to $1.2 million for the three months ended December 31, 2011. This decrease was primarily the result of lower pretax income for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The effective tax rates were 35.4% and 37.7% for the three months ended December 31, 2012 and 2011, respectively.

Comparison of Results of Operations for the Six Months Ended December 31, 2012 and December 31, 2011.

General. Net income for the six months ended December 31, 2012 was $2.5 million, a decrease of $1.6 million as compared to net income of $4.1 million for the six months ended December 31, 2011. Earnings per basic and diluted common share were $0.30 for the six months ended December 31, 2012, compared to $0.45 for the six months ended December 31, 2011. The decrease in net income was due primarily to an increase in noninterest expense, provision for loan losses, and a decrease in net interest income partially offset by an increase in noninterest income.

Interest Income. Interest income decreased $1.8 million, or 8.5%, to $18.9 million for the six months ended December 31, 2012 from $20.7 million for the six months ended December 31, 2011. The decline in interest income was primarily due to decreases in interest and fees on loans.

Interest and fees on loans decreased $1.6 million to $18.6 million for the six months ended December 31, 2012 from $20.2 million for the six months ended December 31, 2011. The primary reason for the decrease was a decline of 77 basis points in the average yield on loans from 5.76% for the six months ended December 31, 2011 to 4.99% for the six months ended December 31, 2012, partially offset by an increase of $46.0 million in the average balance of loans receivable to $746.7 million for the six months ended December 31, 2012 from $700.6 million for the six months ended December 31, 2011. The decrease in the average yield on loans was primarily caused by lower yields earned on loan originations during the period as a result of the low interest rate environment. The increase in the average loan receivable balance was attributable to new loan originations and purchases.

Interest Expense. Interest expense decreased $1.3 million, or 22.8% to $4.3 million for the six months ended December 31, 2012 from $5.6 million for the six months ended December 31, 2011. The decrease in interest expense reflected a reduction in the cost of funds such as interest on deposits and borrowing as a result of the low interest rate environment and repayment of higher costing FHLB advances in fiscal 2012 and the six months ended December 31, 2012. The decrease in cost of funds was primarily attributable to a 40 basis points decline in the average cost of interest bearing liabilities to 1.25% for the six months ended December 31, 2012 from 1.65% for the six months ended December 31, 2011, partially offset by an increase of $14.6 million to $691.8 million in the average balance of total interest bearing liabilities for the six months ended December 31, 2012 from $677.2 million for the six months ended December 31, 2011. The increase in the average balance of total interest-bearing liabilities was due primarily to the increase in the average balance of money market and interest-bearing checking deposits resulting from continued growth of new money market and interest-bearing checking products introduced during fiscal 2012.

Provision for Loan Losses. Provision for loan losses increased to $1.5 million for the six months ended December 31, 2012 as compared to no provision for the same period last year. The balance of non-performing loans decreased to $24.3 million, or 3.41% of total loans at December 31, 2012 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. Delinquent loans 60 days or more totaled $8.9 million, or 1.25% of total loans at December 31, 2012 as compared to $9.4 million, or 1.22% of total loans at June 30, 2012.

The provision for loan losses of $1.5 million during the six months ended December 31, 2012 was comprised of a $1.5 million provision on one-to-four family loans, a $469,000 reduction in provision on multi-family loans, a $437,000 provision on commercial real estate loans, a $26,000 provision on automobile loans, a $13,000 reduction in provision on home equity loans and a $15,000 provision on other loans. The increase in provision on one-to-four family loans was primarily due to short sale losses and charge-offs on impaired loans. Short sale activity increased during the six months ended December 31, 2012 primarily as a result of the transfer of servicing from two third party servicers to us in May and November 2012 as we continue taking proactive steps to resolve problem assets. The reduction in provision on multi-family loans was primarily due to a decline in loss reserves for non-impaired, non-collateral dependent multi-family loans classified and criticized as we continue to work through problem loans as well as a decline in the balance of multi-family loans collectively evaluated for impairment. The increase in provision on commercial real estate loans was primarily due to an increase in the historical loss factors on commercial real estate loans classified and criticized. There was also a charge-off of $253,000 on a commercial real estate loan that exhibited weakness during the six-month period ended December 31, 2012 but remains current on its loan payments. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased $1.3 million, or 58.2%, to $3.5 million for the six months ended December 31, 2012 as compared to $2.2 million for the six months ended December 31, 2011 due primarily to $1.3 million in pre-tax gains on fixed rate conforming one-to-four family loans sold.

Noninterest Expense. Our noninterest expense increased $2.0 million, or 19.0% to $12.8 million for the six months ended December 31, 2012 as compared to $10.7 million for the six months ended December 31, 2011 primarily due to an increase in salaries and benefits expense, other operating expenses, and advertising and promotional expenses.

Salaries and benefits expense increased $1.2 million, or 22.5% to $6.7 million for the six months ended December 31, 2012 as compared to $5.5 million for the six months ended December 31, 2011 due primarily to employees hired in the areas of eCommerce, marketing and lending as well as a lump sum severance payment to a former executive in the amount of $368,000. Employees hired in eCommerce and marketing will focus on aligning marketing efforts under the Bank’s new name and brand. eCommerce employees will also continue to focus on expanding customer relationships through enhanced delivery channels such as online and mobile banking. Over the past year we also hired seasoned loan officers, underwriters and support staff in the one-to-four family loan origination department to accommodate for increased loan origination and sale activity.

Other operating expenses increased $237,000, or 24.4%, to $1.2 million for the six months ended December 31, 2012 as compared to $973,000 for the six months ended December 31, 2011. The increase was primarily due to increases in expenditures on supplies, subscriptions, training, and web-based electronic services.

Advertising and promotional expenses increased $222,000, or 116.2%, to $413,000 for the six months ended December 31, 2012 as compared to $191,000 for the six months ended December 31, 2011. The increase was primarily due to expenses incurred related to new branding initiatives.

Income Tax Expense. Income tax expense decreased $1.1 million, or 43.2% to $1.4 million for the six months ended December 31, 2012 compared to $2.5 million for the six months ended December 31, 2011. This decrease was primarily the result of lower pretax income for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. The effective tax rates were 36.1% and 37.8% for the six months ended December 31, 2012 and 2011, respectively.

Asset Quality

General. We continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan based upon our own underwriting standards prior to making the purchase except for loans purchased with a credit guarantee. The credit guarantee requires the seller to substitute or repurchase any loans sold to the Bank that become 60 days or more delinquent at the Bank’s option. We reviewed the credit quality of a sample of the purchased loans with a credit guarantee prior to purchasing the loans and we completed our review on the remaining loans in the portfolio within the contractual review period during the three months ended December 31, 2012. The purchased loans with a credit guarantee are seasoned loans with stable employment base and reasonable collateral value. The credit quality of the loans purchased was to our satisfaction and did not result in substitution or repurchase of any loans purchased.

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

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county (dollars in thousands):

Real Estate Loans by County as of December 31, 2012
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent

Los Angeles	$133,839	$213,174	$34,880	$381,893	56.26%
Orange	52,748	19,250	16,770	88,768	13.08
San Diego	26,082	12,758	2,559	41,399	6.10
San Bernardino	20,291	12,695	3,372	36,358	5.36
Riverside	14,645	3,427	8,021	26,093	3.84
Santa Clara	21,617	508	—	22,125	3.26
Alameda	16,005	29	450	16,484	2.43
Other	57,933	5,158	2,561	65,652	9.67

Total	$343,160	$266,999	$68,613	$678,772	100.00%

Real Estate Loans by County as of June 30, 2012
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent

Los Angeles	$144,739	$223,768	$41,848	$410,355	55.32%
Orange	63,681	22,140	27,067	112,888	15.22
San Diego	29,556	15,437	2,636	47,629	6.42
San Bernardino	17,601	12,849	3,406	33,856	4.57
Riverside	16,037	3,544	8,968	28,549	3.85
Santa Clara	22,481	530	—	23,011	3.10
Alameda	16,652	32	453	17,137	2.31
Other	60,504	5,253	2,586	68,343	9.21

Total	$371,251	$283,553	$86,964	$741,768	100.00%

Non-accrual Real Estate Loans by County as of December 31, 2012
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category

Los Angeles	$4,817	$—	$2,126	$6,943	1.82%
Orange	1,708	—	1,071	2,779	3.13
San Diego	1,348	535	2,559	4,442	10.73
San Bernardino	1,986	1,492	—	3,478	9.57
Riverside	1,307	132	—	1,439	5.51
Santa Clara	1,825	—	—	1,825	8.25
Alameda	1,092	—	—	1,092	6.62
Other	2,234	—	—	2,234	3.40

Total	$16,317	$2,159	$5,756	$24,232	3.57%

Non-accrual Real Estate Loans by County as of June 30, 2012
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category

Los Angeles	$5,863	$—	$1,578	$7,441	1.81%
Orange	1,914	—	—	1,914	1.70
San Diego	2,081	647	2,636	5,364	11.26
San Bernardino	2,438	1,555	—	3,993	11.79
Riverside	1,259	224	—	1,483	5.19
Santa Clara	1,855	—	—	1,855	8.06
Alameda	421	—	—	421	2.46
Other	2,889	—	—	2,889	4.23

Total	$18,720	$2,426	$4,214	$25,360	3.42%

As a result of a higher level of delinquent loans nationwide, certain third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner. Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf. We had previously filed legal suit against two servicers seeking to obtain the transfer of servicing rights. During the year ended June 30, 2012, we settled with one of the servicers and obtained the servicing of $54.6 million in one-to-four family loans previously serviced by this servicer. During the six months ended December 31, 2012, we reached a servicing release agreement with the other servicer and obtained the servicing of $73.9 million in one-to-four family residential loans previously serviced by this servicer in November 2012. At December 31, 2012, $55.0 million, or 16.0% of our one-to-four family residential mortgage portfolio was serviced by others as compared to $148.0 million, or 39.9% of one-to-four family residential mortgage portfolio serviced by others at June 30, 2012.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at December 31, 2012:

	Amount	Percent	Non-accrual	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)

Purchased and serviced by others	$54,971	16.02%	$—	—%
Purchased and servicing transferred to us	131,612	38.35	14,373	10.92
Originated and serviced by us	156,577	45.63	1,944	1.24

Total	$343,160	100.00%	$16,317	4.75%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At December 31, 2012
Real estate loans:
One-to-four family	5	$1,894	15	$6,265	20	$8,159
Multi-family	—	—	1	744	1	744
Other loans:
Other	4	4	4	13	8	17

Total loans	9	$1,898	20	$7,022	29	$8,920

At June 30, 2012
Real estate loans:
One-to-four family	4	$1,787	17	$6,815	21	$8,602
Multi-family	—	—	1	744	1	744
Other loans:
Automobile	3	21	—	—	3	21
Other	1	1	2	3	3	4

Total loans	8	$1,809	20	$7,562	28	$9,371

Delinquent loans 60 days or more past due totaled $8.9 million or 1.25% of total loans at December 31, 2012 as compared to $9.4 million or 1.22% of total loans at June 30, 2012. Delinquent one-to-four family residential loans decreased to $8.2 million at December 31, 2012 from $8.6 million at June 30, 2012. The decrease in delinquent loans 60 days or more was primarily related to short sales and charge-offs of previously identified specific valuation allowances. As a result of the transfer of servicing from two third party servicers to the Bank, short sale and charge-offs activities increased during the six months ended December 31, 2012. We are able to actively manage these delinquent loans, directly work with the borrowers, conduct loan modifications, short sales or initiate foreclosure proceedings to further improve credit quality. Delinquent multi-family loans remained unchanged at $744,000 at December 31, 2012 and June 30, 2012. There were no delinquent commercial real estate loans at December 31, 2012 and June 30, 2012. In addition, there were eight one-to-four family residential loans totaling $3.9 million that were over 90 days delinquent at December 31, 2012 and in the process of foreclosure.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrual loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. At December 31, 2012 and June 30, 2012, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans were troubled debt restructuring of $11.0 million and $12.9 million as of December 31, 2012 and June 30, 2012, with specific valuation allowances of $1.2 million and $1.6 million, respectively.

Non-accrual loans continue to remain at historically elevated levels as a result of the decline in the housing market as well as the prolonged levels of high unemployment in our market area. We have worked with responsible borrowers to keep their properties. As a result we have restructured 28 mortgage loans with an aggregate balance of $13.5 million of which 24 restructured mortgage loans with an aggregate balance of $11.9 million were performing in accordance with their revised contractual terms at December 31, 2012. This compares to 27 restructured mortgage loans with an aggregate balance of $13.7 million of which 25 restructured mortgage loans with an aggregate balance of $12.9 million were performing in accordance with their revised contractual terms at June 30, 2012. Of the $13.5 million in restructured loans, $11.0 million were reported as non-accrual at December 31, 2012. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that timely payment will continue. During the six months ended December 31, 2012, five troubled debt restructurings with an aggregate outstanding balance of $1.7 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to two troubled debt restructurings with an aggregate outstanding balance of $807,000 that were returned to accrual status during the year ended June 30, 2012. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2012 and June 30, 2012.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three and six months ended December 31, 2012, there were 15 and 43 loans that were modified and not accounted for as troubled debt restructurings in the amounts of $6.7 million and $17.4 million, respectively. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands).

	At December 31,	At June 30,	At June 30,
	2012	2012	2011

Non-accrual loans:
Real estate loans:
One-to-four family	$8,543	$9,332	$9,513
Multi-family	1,492	1,555	1,757
Commercial	3,197	1,578	2,252
Other loans:
Automobile	15	—	—
Home equity	—	37	—
Other	13	3	5
Troubled debt restructurings:
One-to-four family	7,774	9,388	8,872
Multi-family	667	871	1,332
Commercial	2,559	2,636	2,665

Total non-accrual loans	$24,260	$25,400	$26,396

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$525	$669	$828
Commercial	—	610	—
Other loans:
Automobile	—	—	10

Total other real estate owned and repossessed assets	$525	$1,279	$838

Total non-performing assets	$24,785	$26,679	$27,234

Ratios:
Non-performing loans to total loans (1)	3.41%	3.29%	3.73%
Non-performing assets to total assets	2.79%	2.89%	3.18%
Non-accrued interest(2)	$755	$456	$364

(1)	Total loans are gross loans excluding net deferred fees, net premiums on purchased loans, and loan loss reserves.
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

At December 31, 2012, there were $16.3 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $1.7 million have been applied. Of the $16.3 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $7.8 million in loans were modified as troubled debt restructurings.

At December 31, 2012, there were $7.9 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which valuation allowances individually evaluated of $7,000 have been applied. Included in the $7.9 million of income property loans on non-accrual status were four multi-family residential loans totaling $2.2 million and five commercial real estate loans totaling $5.8 million.

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

Classified Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 35.1% of our equity capital and 5.9% of our total assets at December 31, 2012, as compared to 38.9% of our equity capital and 6.5% of our total assets at June 30, 2012. At December 31, 2012 and June 30, 2012, there were $24.3 million and $25.4 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified assets at the dates indicated were as follows (in thousands):

	December 31, 2012	June 30, 2012

Loss	$28	$3
Doubtful	9	28
Substandard	34,913	37,468
Special Mention	17,565	22,452

Total	$52,515	$59,951

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

The general component covers non-impaired loans and is based both on our historical loss experience as well as significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Loans that are classified as impaired are individually evaluated. We consider a loan impaired when it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement and determine impairment by computing either a present value of future cash flows using the loan’s initial interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent.

The overall appropriateness of the general valuation allowance is determined based on a loss migration model and qualitative considerations. The migration analysis looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. Historical loss factors derived from trends and losses associated with each pool over a specific period of time are utilized. The loss factors are applied to the outstanding loans to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential. As such, qualitative and environmental factors are utilized as adjusting mechanisms to supplement the historical results of the classification migration model. Significant factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product; levels of and trends in delinquencies and impaired loans; levels of and trends in classified assets; levels of and trends in charge-offs and recoveries; trends in volume of loans by loan product; effects of changes in lending policies and practices; industry conditions and effects of concentrations in geographic regions. Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the classified asset migration model to determine the appropriate allowance amount for each loan pool.

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

Provision for loan losses increased to $600,000 and $1.5 million for the three and six months ended December 31, 2012 as compared to no provision for the same periods last year. The increase in the overall provision was primarily due to short sale losses and charge-offs on impaired loans. As a result of the transfer of servicing from two third party servicers, short sale activity increased during the three months and six months ended December 31, 2012. As we obtain the servicing rights on loans previously serviced by others, the Bank is able to actively manage delinquent loans, directly work with the borrowers, conduct loan modifications, short sales or initiate foreclosure proceedings to further improve credit quality. There was also a charge-off of $253,000 on a commercial real estate loan that exhibited weakness during the six month period ended December 31, 2012 but remains current on its loan payments. Delinquent loans 60 days or more totaled $8.9 million, or 1.25% of total loans at December 31, 2012 as compared to $9.4 million, or 1.22% of total loans at June 30, 2012. Non-performing loans decreased to $24.3 million, or 3.41% of total loans at December 31, 2012 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. The allowance for loan losses to non-performing loans was 27.29% at December 31, 2012 as compared to 29.54% at June 30, 2012. The decline in the allowance for loan losses to non-performing loans was a result of $1.2 million in charge-offs of previously identified specific valuation allowances on loans generally six months or more delinquent during the six months ended December 31, 2012. The provision reflected management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31, 2012		June 30, 2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$4,625	48.17%	$4,692	48.17%
Multi-family	826	37.48	1,519	36.79
Commercial	1,041	9.63	1,131	11.28
Other loans:
Automobile	85	2.67	62	2.25
Home equity	—	0.10	63	0.10
Other	43	1.95	35	1.39

Total allowance for loan losses	$6,620	100.00%	$7,502	100.00%

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various investment securities and lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2012, total approved loan commitments amounted to $1.7 million and the unadvanced portion of loans was $2.2 million.

Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $127.1 million. There were no advances from FHLB of San Francisco scheduled to mature in one year or less at December 31, 2012. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2012, we had available additional advances from the FHLB of San Francisco in the amount of $306.0 million. We also had a short-term line of credit with the Federal Reserve Bank of San Francisco of $54.1 million at December 31, 2012, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase, sale and/or originate loans.

The following table summarizes our long-term contractual obligations at December 31, 2012 (in thousands).

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years

FHLB advances	$60,000	$—	$20,000	$20,000	$20,000
Operating lease obligations	5,654	1,050	1,956	1,107	1,541
Loan commitments to originate	1,679	1,679	—	—	—
Loan sale commitments	3,764	3,764	—	—	—
Available home equity and unadvanced lines of credit	2,168	2,168	—	—	—
Certificates of deposit	300,077	127,076	84,442	88,321	238

Total commitments and contractual obligations	$373,342	$135,737	$106,398	$109,428	$21,779

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

Capital

The table below sets forth Simplicity Bank’s capital position relative to its regulatory capital requirements at December 31, 2012 and June 30, 2012. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$134,428	22.97%	$46,820	8.00%	$58,526	10.00%
Tier 1 capital (to risk-weighted assets)	127,809	21.84	23,410	4.00	35,115	6.00
Tier 1 (core) capital (to adjusted tangible assets)	127,809	14.41	35,476	4.00	44,345	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$131,832	21.10%	$49,993	8.00%	$62,491	10.00%
Tier 1 capital (to risk-weighted assets)	124,330	19.90	24,996	4.00	37,494	6.00
Tier 1 (core) capital (to adjusted tangible assets)	124,330	13.52	36,781	4.00	45,976	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At December 31, 2012, Simplicity Bank was a “well-capitalized” institution under regulatory standards.

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

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors sets and recommends the asset and liability policies of Simplicity Bank, which are implemented by the asset/liability management committee.

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

The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and economic value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and economic value of portfolio equity that are authorized by the board of directors of Simplicity Bank.

An independent third party provides the Bank with the information presented in the following tables, which are based on information provided by the Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the six months ended December 31, 2012 and the year ended June 30, 2012, and the immediate, permanent and parallel movements in interest rates of +/-100, +200 and +300 basis points, as well as the change in the Bank’s net portfolio value at December 31, 2012 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

December 31, 2012			June 30, 2012
Basis Point (bp) Change in Rates		Change in Net Interest Income	Basis Point (bp) Change in Rates		Change in Net Interest Income
+300	bp	2.26%	+300	bp	0.27%
+200		1.96	+200		0.40
+100		1.17	+100		0.44
–100		(4.34)	–100		(2.41)

	December 31, 2012
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+400	$129,194	$(17,570)	(11.97)%	15.28%	(56)
+300	136,934	(9,830)	(6.70)	15.80	(5)
+200	143,159	(3,605)	(2.46)	16.13	28
+100	146,718	(46)	(0.03)	16.16	31
—	146,765	—	—	15.85	—
–100	139,417	(7,347)	(5.01)	14.92	(93)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
10/1/12 – 10/31/12	50,513	$15.30	890,498	46,137
11/1/12 – 11/30/12	117,724	14.80	1,008,222	363,145
12/1/12 – 12/31/12	75,000	14.76	1,083,222	288,145

*	On April 26, 2012, the Company announced a second stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 456,378 shares. 96,650 shares were purchased under this plan during the three months ended December 31, 2012.

*	On October 29, 2012, the Company announced that its Board of Directors authorized the third stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares upon completion of the second stock repurchase program, or up to approximately 434,732 shares. 146,587 shares were purchased under this plan during the three months ended December 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Severance Agreement and General Release between the Registrant and Nancy Huber effective as of December 12, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLICITY BANCORP, INC.

Dated:	February 8, 2013

/s/ Dustin Luton
Dustin Luton
President and Chief Executive Officer

/s/ Jean M. Carandang
Jean M. Carandang
Chief Financial Officer