Form 10-Q
period 2013-03-31
Simplicity Bancorp, Inc.
filed 2013-05-09
CIK 1412109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Common Stock, $.01 par value – 8,268,515 shares outstanding as of May 7, 2013.

Form 10-Q

SIMPLICITY BANCORP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2013	June 30, 2012
ASSETS
Cash and due from banks	$8,886	$9,783
Federal funds sold	63,805	56,235

Total cash and cash equivalents	72,691	66,018
Securities available-for-sale, at fair value	58,217	53,397
Securities held-to-maturity, fair value of $629 and $1,229 at March 31, 2013 and June 30, 2012, respectively	612	1,197
Federal Home Loan Bank stock, at cost	6,599	8,525
Loans held for sale	15,060	—
Loans receivable, net of allowance for loan losses of $6,438 and $7,502 at March 31, 2013 and June 30, 2012, respectively	700,420	764,717
Accrued interest receivable	2,540	2,778
Premises and equipment, net	3,064	2,850
Goodwill	3,950	3,950
Bank-owned life insurance	13,676	13,334
Real estate owned (REO)	264	1,280
Other assets	5,237	5,284

Total assets	$882,330	$923,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$66,150	$71,319
Interest bearing	603,855	611,570

Total deposits	670,005	682,889
Federal Home Loan Bank advances, short-term	—	20,000
Federal Home Loan Bank advances, long-term	60,000	60,000
Accrued expenses and other liabilities	5,969	6,293

Total liabilities	735,974	769,182
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized; March 31, 2013 — 8,292,660 shares issued June 30, 2012 — 8,960,366 shares issued	83	90
Additional paid-in capital	82,155	92,197
Retained earnings	68,662	66,723
Accumulated other comprehensive loss, net of tax	(162)	(169)
Unearned employee stock ownership plan (ESOP) shares	(4,382)	(4,693)

Total stockholders’ equity	146,356	154,148

Total liabilities and stockholders’ equity	$882,330	$923,330

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$8,559	$9,652	$27,171	$29,835
Interest on securities, taxable	165	187	334	521
Federal Home Loan Bank dividends	44	12	112	26
Other interest	34	73	115	235

Total interest income	8,802	9,924	27,732	30,617

Interest expense
Interest on deposits	1,556	1,847	4,976	5,927
Interest on borrowings	243	713	1,140	2,227

Total interest expense	1,799	2,560	6,116	8,154

Net Interest Income	7,003	7,364	21,616	22,463
Provision for loan losses	400	—	1,850	—

Net interest income after provision for loan losses	6,603	7,364	19,766	22,463

Service charges and fees	346	362	1,195	1,253
ATM fees and charges	524	576	1,579	1,649
Referral commissions	77	77	244	231
Bank-owned life insurance	112	117	342	361
Net gain on sales of loans	435	—	1,762	—
Other noninterest income	122	7	130	16

Total noninterest income	1,616	1,139	5,252	3,510

Noninterest expense
Salaries and benefits	2,942	2,942	9,630	8,401
Occupancy and equipment	740	647	2,180	1,995
ATM expense	564	492	1,668	1,529
Advertising and promotional	227	92	639	283
Professional services	505	615	1,551	1,582
Federal deposit insurance premiums	169	147	483	413
Postage	52	63	186	194
Telephone	211	211	658	604
REO foreclosure expenses and sales gains/losses, net	29	162	14	138
Loss on equity investment	85	45	192	185
Other operating expense	402	468	1,611	1,440

Total noninterest expense	5,926	5,884	18,812	16,764

Income before income tax expense	2,293	2,619	6,206	9,209
Income tax expense	864	972	2,277	3,461

Net income	$1,429	$1,647	$3,929	$5,748

Earnings per common share:
Basic	$0.18	$0.18	$0.48	$0.63
Diluted	$0.18	$0.18	$0.48	$0.63

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$1,429	$1,647	$3,929	$5,748
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(218)	143	12	(35)
Income tax effect	90	(59)	(5)	15

Other comprehensive income (loss), net of tax	(128)	84	7	(20)

Comprehensive income	$1,301	$1,731	$3,936	$5,728

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Unearned ESOP Shares	Total
Balance, July 1, 2011	9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	$157,399
Net income	—	—	—	5,748	—	—	5,748
Other comprehensive loss – unrealized loss on securities, net of tax	—	—	—	—	(20)	—	(20)
Dividends declared ($0.19 per share)	—	—	—	(1,727)	—	—	(1,727)
Repurchase of common stock	(435,075)	(4)	(5,883)	—	—	—	(5,887)
Stock options earned	—	—	45	—	—	—	45
Stock options exercised	7,194	—	78	—	—	—	78
Allocation of stock awards	—	—	112	—	—	—	112
Issuance of stock awards	33,664	—	—	—	—	—	—
Forfeiture of stock awards	(8,000)	—	—	—	—	—	—
Allocation of ESOP common stock (31,066 shares allocated)	—	—	77	—	—	311	388

Balance, March 31, 2012	9,172,743	$92	$95,028	$65,853	$(41)	$(4,796)	$156,136

Balance, July 1, 2012	8,960,366	$90	$92,197	$66,723	$(169)	$(4,693)	$154,148
Net income	—	—	—	3,929	—	—	3,929
Other comprehensive income – unrealized gain on securities, net of tax	—	—	—	—	7	—	7
Dividends declared ($0.24 per share)	—	—	—	(1,990)	—	—	(1,990)
Repurchase of common stock	(700,770)	(7)	(10,492)	—	—	—	(10,499)
Stock options earned	—	—	28	—	—	—	28
Stock options exercised	6,475	—	70	—	—	—	70
Allocation of stock awards	—	—	200	—	—	—	200
Issuance of stock awards	34,154	—	—	—	—	—	—
Forfeiture of stock awards	(7,565)	—	—	—	—	—	—
Allocation of ESOP common stock (31,066 shares allocated)	—	—	152	—	—	311	463

Balance, March 31, 2013	8,292,660	$83	$82,155	$68,662	$(162)	$(4,382)	$146,356

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$3,929	$5,748
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	621	467
Amortization of net premiums on loan purchases	333	173
Accretion of net loan origination costs	(196)	(5)
Provision for loan losses	1,850	—
Net gain on sale of REO	(94)	(55)
Net gain on sales of loans held for sale	(1,762)	—
Loans originated for sale	(66,729)	—
Proceeds from sales of loans held for sale	53,431	306
Depreciation and amortization	790	610
Amortization of core deposit intangible	13	22
Loss on equity investment	192	185
Earnings on cash surrender value of bank-owned life insurance	(342)	(361)
Allocation of ESOP common stock	463	388
Allocation of stock awards	200	112
Stock options earned	28	45
Net change in accrued interest receivable	238	112
Net change in other assets	(167)	264
Net change in accrued expenses and other liabilities	(324)	1,612

Net cash (used in) provided by operating activities	(7,526)	9,623

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(20,686)	(57,271)
Proceeds from maturities and principal repayments of available-for-sale securities	15,257	14,822
Proceeds from maturities and principal repayments of held-to-maturity securities	585	727
Net change in interest earning time deposits with other financial institutions	—	11,669
Purchases of loans	—	(49,409)
Net change in loans	61,789	36,817
Proceeds from sale of real estate owned	1,635	1,173
Redemption of FHLB stock	1,926	1,366
Purchases of premises and equipment	(1,004)	(1,060)

Net cash provided by (used in) investing activities	59,502	(41,166)

FINANCING ACTIVITIES
Proceeds from FHLB advances	—	60,000
Repayment of FHLB Advances	(20,000)	(20,000)
Dividends paid on common stock	(1,990)	(1,727)
Repurchase of common stock	(10,499)	(5,887)
Net change in deposits	(12,884)	48,177
Exercise of stock options	70	78

Net cash (used in) provided by financing activities	(45,303)	80,641

Net change in cash and cash equivalents	6,673	49,098
Cash and cash equivalents at beginning of period	66,018	89,654

Cash and cash equivalents at end of period	$72,691	$138,752

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$6,124	$8,171
Income taxes paid	1,950	2,174
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$521	$984

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business: Simplicity Bancorp, Inc. (the “Company”), is a Maryland corporation that owns all of the outstanding common stock of Simplicity Bank (the “Bank”). In November, 2012, the Company changed its name to Simplicity Bancorp, Inc. from Kaiser Federal Financial Group, Inc. and its trading symbol to SMPL. Concurrently, the Bank was renamed Simplicity Bank from Kaiser Federal Bank as part of a broader business strategy to operate as a community bank serving the financial needs of all customers within its communities. The Company’s primary activity is holding all of the outstanding shares of common stock of Simplicity Bank. The Bank is a federally chartered savings bank headquartered in Covina, California. The Bank’s principal business activity consists of attracting retail deposits from the general public and originating or purchasing primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multi-family residences located in its market area, and to a lesser extent, commercial real estate, automobile and other consumer loans. While the Bank originates many types of residential loans, the Bank also purchases, using its own underwriting standards, first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California.

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

The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2013. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates in the Preparation of Consolidated Financial Statements: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate owned, mortgage servicing assets (“MSAs”) and financial instruments.

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

Mortgage Servicing Assets: Mortgage servicing assets are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. MSAs are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The fair values of MSAs are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Impairment is determined by stratifying servicing assets into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. Any subsequent increase or decrease in fair value of servicing assets is included with servicing fee income. Servicing fee income, which is reported on the income statement as service charges and fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.

Recent Accounting Pronouncements:

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In February 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s result of operations or financial position.

Note 2 – Earnings Per Share

The following table sets forth earnings per share calculations for the three and nine months ended March 31, 2013 and 2012:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Basic
Net income	$1,429	$1,647	$3,929	$5,748
Less: Net income allocated to restricted stock awards	(10)	(8)	(29)	(29)
Net income allocated to common shareholders	$1,419	$1,639	$3,900	$5,719

Weighted average common shares outstanding	7,944,821	8,974,368	8,189,720	9,049,148

Basic earnings per common share	$0.18	$0.18	$0.48	$0.63

Diluted
Net income	$1,429	$1,647	$3,929	$5,748
Less: Net income allocated to restricted stock awards	(10)	(8)	(29)	(29)
Net income allocated to common shareholders	$1,419	$1,639	$3,900	$5,719

Weighted average common shares outstanding	7,944,821	8,974,368	8,189,720	9,049,148
Add: Dilutive effect of stock options	17,997	9,171	19,199	4,638

Average shares and dilutive potential common shares	7,962,818	8,983,539	8,208,919	9,053,786

Diluted earnings per common share	$0.18	$0.18	$0.48	$0.63

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per share is determined for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock contains rights to non-forfeitable dividends and qualifies as a participating security. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. For the three months and nine months ended March 31, 2013 and 2012, 10,355 and 31,066 ESOP shares were allocated, respectively. 393,497 ESOP shares remained unearned at March 31, 2013 as compared to 434,918 ESOP shares remained unearned at March 31, 2012.

Basic earnings per common share is net income allocated to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For the three and nine months ended March 31, 2013, outstanding stock options to purchase 104,084 and 108,130 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. For the three and nine months ended March 31, 2012, outstanding stock options to purchase 119,270 and 137,255 shares were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three and nine months ended March 31, 2013 and 2012.

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

Mortgage Servicing Assets: MSAs are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The fair value is determined at a tranche level, based on a valuation model that calculates the present value of estimated future net servicing income. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data such as prepayment speeds, ancillary income, servicing costs, delinquency rates. The significant assumptions also include discount rate incorporated into the valuation model that reflect management’s best estimate resulting in a level 3 classification.

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

As of March 31, 2013 and June 30, 2012, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following table (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2013:
Available-for-sale securities
Mortgage-backed securities (residential)	$33,200	$—	$33,200	$—
Collateralized mortgage obligations (residential)	25,017	—	25,017	—

Total available-for-sale securities	$58,217	$—	$58,217	$—

Assets at June 30, 2012:
Available-for-sale securities
Mortgage-backed securities (residential)	$19,371	$—	$19,371	$—
Collateralized mortgage obligations (residential)	34,026	—	34,026	—

Total available-for-sale securities	$53,397	$—	$53,397	$—

Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets were measured at fair value on a non-recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2013:
Impaired Loans
One-to-four family residential	$3,076	$—	$—	$3,076
Mortgage Servicing Assets	$428	$—	$—	$428

Assets at June 30, 2012:
Impaired Loans
One-to-four family residential	$11,359	$—	$—	$11,359
Multi-family residential	1,456	—	—	1,456
Commercial real estate	1,299	—	—	1,299

Total impaired loans	$14,114	$—	$—	$14,114

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. The fair value of collateral is calculated using an independent third party appraisal. Impaired loans measured at fair value had a recorded investment balance of $3.8 million at March 31, 2013 as compared to $16.9 million at June 30, 2012. The valuation allowance for these loans was $697,000 at March 31, 2013 as compared to $2.8 million at June 30, 2012. The reduction in valuation allowance for impaired loans during the nine months ended March 31, 2013 was primarily attributable to charge-offs of specific valuation allowances previously identified and payoffs on impaired loans individually evaluated.

Impairment of MSAs is determined at the tranche level and recognized through a valuation allowance for each individual grouping, to the extent that fair value is less than the carrying amount. At March 31, 2013, an impairment of $63,000 was recognized through valuation allowance for the excess of carrying value over fair value during the three and nine months ended March 31, 2013. There were no MSAs recorded for the three and nine months ended March 31, 2012.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three and nine months ended March 31, 2013 and March 31, 2012, the Company did not incur a charge to reduce real estate owned to fair value.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 (dollars in thousands):

March 31, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired Loans
One-to-four family residential	$3,076	Sales Comparison Approach	Adjustment for the differences between the comparable sales	-8.7% to 2.7% (-2.43%)
Mortgage Servicing Assets	$428	Discounted Cash Flow	Discount Rate	7.5%

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

Loans Held for Sale

Fair value for loans held for sale is determined using quoted secondary-market prices such as loan sale commitments and is classified as Level 2.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	Fair Value Measurements at March 31, 2013 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial assets:
Cash on hand	$8,886	$8,886	$—	$—	$8,886
Federal funds sold	63,805	—	63,805	—	63,805
Securities held-to-maturity	612	—	629	—	629
Federal Home Loan Bank Stock	6,599	—	—	—	—
Loans held for sale	15,060	—	15,512	—	15,512
Loans receivable, net	697,344	—	—	710,597	710,597
Accrued interest receivable—loans	2,435	—	—	2,435	2,435
Accrued interest receivable—investments	105	—	105	—	105
Financial liabilities:
Deposits	670,005	—	677,812	—	677,812
FHLB Advances	60,000	—	62,058	—	62,058

	Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial assets:
Cash on hand	$9,783	$9,783	$—	$—	$9,783
Federal funds sold	56,235	—	56,235	—	56,235
Securities held-to-maturity	1,197	—	1,229	—	1,229
Federal Home Loan Bank Stock	8,525	—	—	—	—
Loans receivable, net	750,603	—	—	777,672	777,672
Accrued interest receivable—loans	2,676	—	—	2,676	2,676
Accrued interest receivable—investments	102	—	102	—	102
Financial liabilities:
Deposits	682,889	—	692,971	—	692,971
FHLB Advances	80,000	—	82,960	—	82,960

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
March 31, 2013
Mortgage-backed (residential):
Fannie Mae	$9,708	$165	$—	$9,543
Freddie Mac	23,492	40	(103)	23,555
Collateralized mortgage obligations (residential):
Fannie Mae	14,991	37	(36)	14,990
Freddie Mac	10,026	52	(2)	9,976

Total	$58,217	$294	$(141)	$58,064

June 30, 2012
Mortgage-backed (residential):
Fannie Mae	$13,961	$183	$—	$13,778
Freddie Mac	5,410	46	—	5,364
Collateralized mortgage obligations (residential):
Fannie Mae	21,060	8	(108)	21,160
Freddie Mac	12,966	26	(14)	12,954

Total	$53,397	$263	$(122)	$53,256

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2013
Mortgage-backed (residential):
Fannie Mae	$122	$4	$—	$126
Freddie Mac	78	4	—	82
Ginnie Mae	38	2	—	40
Collateralized mortgage obligations: (residential)
Fannie Mae	374	7	—	381

Total	$612	$17	$—	$629

June 30, 2012
Mortgage-backed (residential):
Fannie Mae	$133	$3	$—	$136
Freddie Mac	92	6	—	98
Ginnie Mae	44	2	—	46
Collateralized mortgage obligations: (residential)
Fannie Mae	596	17	—	613
Freddie Mac	332	4	—	336

Total	$1,197	$32	$—	$1,229

There were no sales of securities during the three and nine months ended March 31, 2013 and March 31, 2012.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at March 31, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. There were no securities called prior to the maturity date during the three and nine month ended March 31, 2013.

Securities with unrealized losses at March 31, 2013 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2013
Description of Securities
Mortgage-backed securities	$19,814	$(103)	$—	$—	$19,814	$(103)
Collateralized mortgage obligations (residential)	3,767	(3)	3,000	(35)	6,767	(38)

Total temporarily impaired	$23,581	$(106)	$3,000	$(35)	$26,581	$(141)

June 30, 2012
Description of Securities
Collateralized mortgage obligations (residential)	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

Total temporarily impaired	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

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

At March 31, 2013, seven debt securities had an aggregate unrealized loss of 0.2% of the Company’s amortized cost basis. At June 30, 2012, six debt securities had an unrealized loss of 0.2% of the Company’s amortized cost basis. The unrealized losses related principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of March 31, 2013 and June 30, 2012.

There were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans

The composition of loans held for investment consists of the following (in thousands):

	March 31, 2013	June 30, 2012
Real Estate:
One-to-four family residential	$325,476	$371,251
Multi-family residential	276,849	283,553
Commercial real estate	66,736	86,964

	669,061	741,768

Consumer:
Automobile	23,042	17,349
Home equity	685	808
Other consumer loans, primarily secured	12,818	10,722

	36,545	28,879

Total loans held for investment	705,606	770,647
Deferred net loan origination costs	628	615
Net premium on purchased loans	624	957
Allowance for loan losses	(6,438)	(7,502)

	$700,420	$764,717

Loans held for sale totaled $15.1 million as of March 31, 2013. There were no loans held for sale at June 30, 2012. Loans held for sale are recorded at the lower of cost or fair value. Fair value, if lower than cost, is determined based on valuations obtained from market participants or the value of the underlying collateral. Proceeds from sales of loans held for sale were $53.4 million during the nine months ended March 31, 2013, resulting in net gain on sales of $1.8 million.

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the Three months ended March 31, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$4,625	$826	$1,041	$85	$—	$43	$6,620
Provision for loan losses	144	78	138	(3)	5	38	400
Recoveries	7	—	—	7	—	2	16
Loans charged-off	(470)	(102)	—	(9)	—	(17)	(598)

Balance, end of period	$4,306	$802	$1,179	$80	$5	$66	$6,438

	Allowance for loan losses for the Three months ended March 31, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total

Balance, beginning of period	$5,191	$1,572	$1,294	$58	$46	$32	$8,193
Provision for loan losses	117	(92)	(33)	(16)	21	3	—
Recoveries	—	—	—	19	—	2	21
Loans charged-off	(285)	—	—	—	—	(1)	(286)

Balance, end of period	$5,023	$1,480	$1,261	$61	$67	$36	$7,928

	Allowance for loan losses for the Nine months ended March 31, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502
Provision for loan losses	1,598	(391)	575	23	(8)	53	1,850
Recoveries	50	—	—	36	6	6	98
Loans charged-off	(2,034)	(326)	(527)	(41)	(56)	(28)	(3,012)

Balance, end of period	$4,306	$802	$1,179	$80	$5	$66	$6,438

	Allowance for loan losses for the Nine months ended March 31, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367
Provision for loan losses	844	62	(935)	(54)	54	29	—
Recoveries	104	—	—	82	—	7	193
Loans charged-off	(2,290)	(1,236)	(58)	(26)	—	(22)	(3,632)

Balance, end of period	$5,023	$1,480	$1,261	$61	$67	$36	$7,928

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and June 30, 2012 (in thousands):

March 31, 2013	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,681	$—	$—	$—	$—	$10	$1,691
Collectively evaluated for impairment	2,625	802	1,179	80	5	56	4,747

Total ending allowance balance	$4,306	$802	$1,179	$80	$5	$66	$6,438

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$16,696	$2,325	$5,439	$—	$—	$10	$24,470
Collectively evaluated for impairment	308,780	274,524	61,297	23,042	685	12,808	681,136

Total ending loan balance	$325,476	$276,849	$66,736	$23,042	$685	$12,818	$705,606

June 30, 2012	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,233	$226	$279	$—	$37	$3	$2,778
Collectively evaluated for impairment	2,459	1,293	852	62	26	32	4,724

Total ending allowance balance	$4,692	$1,519	$1,131	$62	$63	$35	$7,502

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$19,535	$2,426	$4,215	$—	$37	$3	$26,216
Collectively evaluated for impairment	351,716	281,127	82,749	17,349	771	10,719	744,431

Total ending loan balance	$371,251	$283,553	$86,964	$17,349	$808	$10,722	$770,647

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

The difference between the recorded investment and unpaid principal balance of loans relates to net deferred origination costs, net premiums on purchased loans, charge-offs, and interest payments received on impaired loans that are recorded as a reduction of principal. Included in the real estate loans individually evaluated for impairment with an allowance recorded as of March 31, 2013, $3.8 million were collateral dependent loans measured at fair value with a valuation allowance of $697,000 and $6.7 million were evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $983,000. The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and June 30, 2012 (in thousands):

March 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$7,141	$6,254	$—
Multi-family residential	3,727	2,325	—
Commercial real estate	6,184	5,439	—

	17,052	14,018	—

With an allowance recorded:
Real estate loans:
One-to-four family	10,687	10,442	1,681
Other loans:
Other	10	10	10

	10,697	10,452	1,691

Total	$27,749	$24,470	$1,691

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,509	$5,943	$—
Multi-family residential	1,757	744	—
Commercial real estate	2,636	2,636	—

	10,902	9,323	—

With an allowance recorded:
Real estate loans:
One-to-four family	14,172	13,592	2,233
Multi-family residential	1,682	1,682	226
Commercial real estate	1,579	1,579	279
Other loans:
Home equity	37	37	37
Other	3	3	3

	17,473	16,893	2,778

Total	$28,375	$26,216	$2,778

The following table presents monthly average balance of individually impaired loans by class for the three and nine months ended March 31, 2013 and March 31, 2012 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Real estate loan:
One-to-four family	$17,774	$19,198	$18,560	$18,813
Multi-family residential	2,242	2,436	2,277	2,854
Commercial real estate	5,597	4,243	5,109	4,578
Other loans:
Home Equity	—	37	9	19

Total	$25,613	$25,914	$25,955	$26,264

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. The Company did not recognize income on impaired loans for the three months ended March 31, 2013. For the three months ended March 31, 2012, income recorded on impaired loans totaled $229,000. For the nine months ended March 31, 2013 and 2012, income recorded on impaired loans totaled $162,000 and $725,000, respectively. Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

At March 31, 2013 and June 30, 2012, there were no loans past due more than 90 days and still accruing interest.

The following table presents nonaccrual loans by class of loans (in thousands):

Non-accrual loans:	March 31, 2013	June 30, 2012
Real estate loans:
One-to-four family	$11,800	$18,720
Multi-family residential	2,325	2,426
Commercial	5,439	4,214
Other loans:
Automobile	—	—
Home Equity	—	37
Other	10	3

Total non-accrual loans	$19,574	$25,400

The following tables present the aging of past due loans by class of loans (in thousands):

March 31, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$702	$—	$5,463	$6,165	$319,311	$325,476
Multi-family	—	—	744	744	276,105	276,849
Commercial	—	—	651	651	66,085	66,736
Other loans:
Automobile	32	20	—	52	22,990	23,042
Home Equity	—	—	—	—	685	685
Other	39	5	3	47	12,771	12,818

Total loans	$773	$25	$6,861	$7,659	$697,947	$705,606

June 30, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$2,311	$1,787	$6,815	$10,913	$360,338	$371,251
Multi-family	—	—	744	744	282,809	283,553
Commercial	—	—	—	—	86,964	86,964
Other loans:
Automobile	30	21	—	51	17,298	17,349
Home Equity	—	—	—	—	808	808
Other	12	1	3	16	10,706	10,722

Total loans	$2,353	$1,809	$7,562	$11,724	$758,923	$770,647

Troubled Debt Restructurings:

Troubled debt restructurings totaled $13.4 million and $13.7 million at March 31, 2013 and June 30, 2012, respectively. Troubled debt restructurings of $8.5 million and $12.9 million are included in non-accrual loans at March 31, 2013 and June 30, 2012. The Bank has allocated $669,000 and $1.6 million of allowance for loan losses to loans where customers’ loan terms have been modified in troubled debt restructurings and were on non-accrual status as of March 31, 2013 and June 30, 2012, respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that the timely payment will continue. During the nine months ended March 31, 2013, ten troubled debt restructurings with an aggregate outstanding balance of $4.1 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to two troubled debt restructurings with an aggregate outstanding balance of $810,000 that were returned to accrual status during the year ended June 30, 2012. Troubled debt restructurings on an accrual basis totaled $4.9 million and $810,000 with $627,000 and $74,000 allocated allowance for loan losses at March 31, 2013 and June 30, 2012, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at March 31, 2013 and June 30, 2012.

During the three months ended March 31, 2013, the terms of three one-to-four family residential loans with an aggregate outstanding balance of $676,000 at March 31, 2013 were modified as troubled debt restructurings. During the nine months ended March 31, 2013, the terms of five one-to-four family residential loans with an aggregate outstanding balance of $1.6 million and one commercial real estate loan with an outstanding balance of $21,000 at March 31, 2013 were modified as troubled debt restructurings. The modifications of the terms involved a reduction of the stated interest rates of the loans for periods ranging from 24 months to maturity for the one-to-four family residential loans and an extension of the maturity date for the commercial real estate loan. There were no modifications of terms involving a permanent reduction of the recorded investment in the loans.

Prior to the modification of the terms, the troubled debt restructurings described above were already considered impaired and were assessed for impairment individually. The individually evaluated allowance associated with these loans was $179,000 at March 31, 2013.

At March 31, 2013, there were two one-to-four family loans, with an aggregate outstanding balance of $755,000, modified as troubled debt restructurings within the previous 12 months for which there was a payment default. These two troubled debt restructurings did not result in additional allowance for loan losses or any charge-offs during the three and nine months ended March 31, 2013. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three and nine months ended March 31, 2013 that did not meet the definition of a troubled debt restructuring. During the three and nine months ended March 31, 2013, there were ten and fifty-six loans that were modified and not accounted for as troubled debt restructurings in the amounts of $6.1 million and $28.6 million, respectively. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.

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

As of March 31, 2013 and June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$296,368	$13,910	$15,198	$—	$—
Multi-family	270,425	3,107	3,317	—	—
Commercial	53,680	1,814	11,242	—	—
Other loans:
Automobile	22,744	145	148	5	—
Home equity	685	—	—	—	—
Other	12,734	33	36	5	10

Total loans	$656,636	$19,009	$29,941	$10	$10

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$337,924	$9,801	$23,526	$—	$—
Multi-family	272,581	6,280	4,692	—	—
Commercial	71,611	6,254	9,099	—	—
Other loans:
Automobile	17,110	117	95	27	—
Home equity	771	—	37	—	—
Other	10,699	—	19	1	3

Total loans	$710,696	$22,452	$37,468	$28	$3

Note 6 – Real Estate Owned

Changes in real estate owned are summarized as follows (in thousands):

	March 31, 2013	June 30, 2012
Beginning of period	$1,280	$828
Transfers in	521	1,529
Capitalized improvements	4	41
Sales	(1,541)	(1,118)

End of period	$264	$1,280

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	Nine months ended
	March 31, 2013	March 31, 2012
Net gain on sales	$94	$55
Operating expenses, net of rental income	(108)	(31)

Total	$(14)	$24

The Company had no valuation allowance or activity in the valuation allowance account during the three and nine months ended March 31, 2013 and 2012.

Note 7 – Federal Home Loan Bank Advances

FHLB advances were $60.0 million and $80.0 million at March 31, 2013 and June 30, 2012, respectively. At March 31, 2013, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 2.43% with a weighted average stated rate of 1.64%. At June 30, 2012, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 4.40% with a weighted average stated rate of 2.33%.

The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows (in thousands):

Fiscal Year of Maturity	March 31, 2013	June 30, 2012
2013	$—	$20,000
2014	—	—
2015	20,000	20,000
2016	—	—
2017	20,000	20,000
Thereafter	20,000	20,000

Total	$60,000	$80,000

Note 8 – Repurchase of Common Stock

Since November 2011, the Company has repurchased 1,347,222 shares under three previously announced stock repurchase programs. The shares were repurchased at prices ranging from $12.00 to $15.44 per share with an average price of $14.29 per share. There were 24,145 shares remaining to be repurchased under the previously announced repurchase programs at March 31, 2013. On March 29, 2013, the Company announced that its Board of Directors authorized the fourth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares upon completion of the third stock repurchase program, or up to approximately 413,081 shares.

Under the previously announced stock repurchase programs, for the three months ended March 31, 2013, the Company repurchased 264,000 shares at an aggregate cost of $4.0 million, including commissions. The shares were repurchased at prices between $14.35 and $15.44 per share with a weighted average price of $15.04. For the nine months ended March 31, 2013, the Company repurchased 700,770 shares at an aggregate cost of $10.5 million, including commission. The shares were repurchased at prices between $13.96 and $15.44 per share with a weighted average price of $14.98.

Note 9 – Subsequent Events

On April 29, 2013, the Company entered into a settlement agreement with a borrower in connection with a judgment of foreclosure on a delinquent multi-family loan. The unpaid principal balance was approximately $1.76 million as of March 31, 2013 and no payment has been received for this loan since August 2009. In December 2011, the Company recorded a charge-off of approximately $1.0 million to recognize the loan at the fair value of the underlying collateral net of costs to sell, resulting in a recorded investment of approximately $700,000 and as of March 31, 2013 has incurred legal expenses and other fees relating to this loan of approximately $200,000. On May 3, 2013, the Company received $1.95 million from the borrower pursuant to the settlement agreement of which $1.0 million will be applied as recovery for amounts previously charged off and the remaining balance will be applied to offset expenses previously incurred by the Company. Due to the final resolution of the foreclosure suit by way of the settlement agreement in April, 2013 and subsequent payment in May, 2013, the recovery will be applied in the quarter ended June 30, 2013, which is the period in which payment was assured.

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

Recent Developments

Effective November 13, 2012, the Bank was renamed Simplicity Bank. In addition, the Company changed its name to Simplicity Bancorp, Inc. and its trading symbol to SMPL. This new name aligns well with the core principles the Company was founded upon—to provide value, personal service and financial well being for its customers and communities. As Simplicity Bank, the Company will continue this legacy as the Bank grows and simplifies the banking experience for its customers with more options, better technology, enhanced service capacity, a fresh look and a renewed vision. In conjunction with the name change, the Company has launched an extensive branding campaign which includes signage, branch remodeling, and advertising. The integrated campaign will help to align our new name with our commitment to deliver exceptional service and convenience to our customers and the communities we serve.

On April 29, 2013, the Company entered into a settlement agreement with a borrower in connection with a judgment of foreclosure on a delinquent multi-family loan. The unpaid principal balance was approximately $1.76 million as of March 31, 2013 and no payment has been received for this loan since August 2009. In December 2011, the Company recorded a charge-off of approximately $1.0 million to recognize the loan at the fair value of the underlying collateral net of costs to sell, resulting in a recorded investment of approximately $700,000 and as of March 31, 2013 has incurred legal expenses and other fees relating to this loan of approximately $200,000. On May 3, 2013, the Company received $1.95 million from the borrower pursuant to the settlement agreement of which $1.0 million will be applied as recovery for amounts previously charged off and the remaining balance will be applied to offset expenses previously incurred by the Company. Due to the final resolution of the foreclosure suit by way of the settlement agreement in April, 2013 and subsequent payment in May, 2013, the recovery will be applied in the quarter ended June 30, 2013, which is the period in which payment was assured.

Market Area

Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. To focus our strategic efforts and resources in retail markets that allow us to more effectively compete, the Riverside Branch located in a non-retail commercial business park was closed in September 2012. Customer accounts and records from the Riverside Branch were consolidated into the Fontana Branch. As of March 31, 2013, there has been no significant impact on our deposits previously assigned to the Riverside Branch and loan portfolios for customers or properties located in Riverside County.

There have been positive developments in current economic conditions since the end of the recession. Improving financial conditions, increasing credit availability, accommodative monetary policy, and healthier labor and housing markets all support the economic growth in our market area. According to the Beige Book published by the Federal Reserve Bank in April 2013, economic activity continued to expand at a moderate pace from February to early April 2013. In the Twelfth Federal Reserve District (San Francisco), demand for housing strengthened, and commercial real estate activity expanded. Although there were signs of improvement in home demand and housing prices, sales pace of new and existing homes is still well below its historical average both nationally and in our market area of California. Lenders still face margin compression due to the low interest rate environment, ample liquidity and generally stiff competition over well-qualified borrowers. In addition, while the California unemployment rate improved during the three months ended March 31, 2013, both California and national unemployment rates remain at historically high levels. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California were 9.4% in March 2013 as compared to 9.8% in December 2012. This compares to the national unemployment rate of 7.6% in March 2013 and 7.8% in December 2012.

Comparison of Financial Condition at March 31, 2013 and June 30, 2012.

Assets. Total assets declined to $882.3 million at March 31, 2013 from $923.3 million at June 30, 2012 due primarily to a decrease in gross loans receivable, partially offset by an increase in loans held for sale, cash and cash equivalents, and securities available for sale.

Cash and cash equivalents increased by $6.7 million, or 10.1%, to $72.7 million at March 31, 2013 from $66.0 million at June 30, 2012. The increase was primarily due to proceeds received from newly originated conforming fixed rate one-to-four family residential loans sold in the secondary market as well as principal repayments on outstanding loans held in our portfolio.

Securities available-for-sale increased by $4.8 million, or 9.0%, to $58.2 million at March 31, 2013 from $53.4 million at June 30, 2012 due to the purchase of $20.7 million in securities, offset by $15.8 million in maturities, principal repayments and amortization. During the nine months ended March 31, 2013, the Bank purchased four agency mortgage backed securities totaling $20.7 million at a weighted average yield of 1.20% and a weighted average life of 3.55 years. The purchased investments were funded with proceeds received from newly originated conforming fixed rate one-to-four family residential loans sold in the secondary market as well as principal repayments on outstanding loans held in our portfolio.

Gross loans receivable decreased by $65.4 million, or 8.5%, to $706.9 million at March 31, 2013 from $772.2 million at June 30, 2012 due primarily to the sale of newly originated conforming fixed rate one-to-four family residential loans in the secondary market along with principal repayments and payoffs. One-to-four family residential loans held for investment decreased $45.8 million, or 12.3%, to $325.5 million at March 31, 2013 from $371.3 million at June 30, 2012. The decrease was primarily due to sales of newly originated conforming fixed rate loans held for sale in the secondary market along with principal repayments and payoffs. Multi-family loans decreased $6.7 million, or 2.4%, to $276.8 million at March 31, 2013 from $283.6 million at June 30, 2012. Commercial real estate loans decreased $20.2 million, or 23.3%, to $66.7 million at March 31, 2013 from $87.0 million at June 30, 2012. The decrease in multi-family loans and commercial real estate loans were primarily attributable to principal repayments and payoffs. Other loans, which were comprised primarily of automobile and other consumer loans increased $7.7 million, or 26.5%, to $36.5 million at March 31, 2013 from $28.9 million at June 30, 2012. The increase was primarily attributable to the increase in automobile loans resulting from the pricing enhancements on automobile loan products during the nine months ended March 31, 2013. Real estate loans, including loans held for sale, comprised 97.0% of the total loan portfolio at March 31, 2013, compared with 96.3% at June 30, 2012. At March 31, 2013, $15.1 million of one-to-four family residential loans were classified as held for sale as compared to none at June 30, 2012. The Company continues to sell newly originated fixed rate conforming one-to-four family residential real estate loans in the secondary market while retaining the servicing rights. The ability to sell mortgage assets and retain the customer relationship is instrumental in ensuring the Bank is a viable option for customers that desire a mortgage loan.

The allowance for loan losses decreased by $1.1 million, or 14.2%, to $6.4 million at March 31, 2013 from $7.5 million at June 30, 2012. The decrease was due primarily to net charge-offs of $2.9 million, of which $1.3 million was previously reserved for loans individually evaluated for impairment, as well as a decline in the loan receivable balance collectively evaluated for impairment during the nine months ended March 31, 2013. The reductions in the allowance for loan losses were offset in part by the $1.9 million provision expense recorded during the nine months ended March 31, 2013 primarily due to an increase in the historical loss factors on criticized and classified real estate loans resulting from short sale losses and charge-offs of impaired loans.

Deposits. Total deposits decreased $12.9 million, or 1.9%, to $670.0 million at March 31, 2013 from $682.9 million at June 30, 2012. The decrease in deposits was comprised of a $5.2 million decrease in noninterest bearing deposits and a $7.7 million decrease in interest bearing deposits.

The $7.7 million decrease in interest bearing deposits consisted of a $17.6 million, or 5.7%, decrease in certificates of deposit from $306.9 million at June 30, 2012 to $289.3 million at March 31, 2013 and a $5.8 million, or 4.1%, decrease in savings accounts from $140.9 million at June 30, 2012 to $135.1 million at March 31, 2013. These decreases were partially offset by a $9.0 million, or 5.8%, increase in money market accounts from $156.0 million at June 30, 2012 to $165.0 million at March 31, 2013 and a $6.6 million, or 85.7%, increase in interest-bearing checking products from $7.8 million at June 30, 2012 to $14.4 million at March 31, 2013. The increase in money market accounts and interest bearing checking products were primarily a result of continued growth of new money market and interest-bearing checking products introduced during fiscal 2012.

The increase in money market accounts and decline in savings and certificate of deposit accounts were a result of certain customers that prefer the short-term flexibility of non-certificate accounts in a low interest rate environment. The decrease in noninterest bearing deposits was primarily a result of the timing of customer payroll deposits as compared to June 30, 2012.

Borrowings. FHLB advances were at $60.0 million and $80.0 million at March 31, 2013 and June 30, 2012, respectively. A $20.0 million higher costing FHLB advance matured and was repaid during the nine months ended March 31, 2013. The weighted average cost of FHLB advances decreased to 1.64% at March 31, 2013 from 2.33% at June 30, 2012.

Stockholders’ Equity. Total stockholders’ equity, represented 16.59% of total assets and decreased to $146.4 million at March 31, 2013 from $154.1 million at June 30, 2012. The decrease in stockholders’ equity was primarily attributable to $10.5 million shares repurchased pursuant to the Company’s stock repurchase programs previously announced as well as cash dividends paid of $2.0 million, partially offset by an increase in retained earnings due to net income of $3.9 million during the nine months ended March 31, 2013.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended March 31, 2013 and 2012, respectively.

	For the three months ended March 31,
	2013 (1)			2012 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$718,186	$8,559	4.77%	$700,318	$9,652	5.52%
Securities(3)	61,679	165	1.07	62,182	187	1.20
Federal funds sold	55,696	34	0.24	118,926	69	0.23
FHLB stock	7,211	44	2.44	9,305	12	0.52
Interest-earning deposits in other financial institutions	—	—	—	2,508	4	0.64

Total interest-earning assets	842,772	8,802	4.18	893,239	9,924	4.45

Noninterest earning assets	36,688			39,078

Total assets	$879,460			$932,317

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$13,673	$2	0.06%	$2,440	$1	0.16%
Money market	163,322	90	0.22	144,896	136	0.38
Savings deposits	131,611	29	0.09	136,248	53	0.16
Certificates of deposit	294,638	1,435	1.95	314,128	1,657	2.11
Borrowings	60,000	243	1.62	100,000	713	2.85

Total interest-bearing liabilities	663,244	1,799	1.08	697,712	2,560	1.47

Noninterest bearing liabilities	68,486			75,410

Total liabilities	731,730			773,122
Equity	147,730			159,195

Total liabilities and equity	$879,460			$932,317

Net interest/spread		$7,003	3.09%		$7,364	2.98%

Margin(4)			3.32%			3.30%

Ratio of interest-earning assets to interest-bearing liabilities	127.07%			128.02%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.
(4)	Net interest income divided by interest-earning assets.

The following table sets forth certain information for the nine months ended March 31, 2013 and 2012, respectively.

	For the nine months ended March 31,
	2013 (1)			2012 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$737,855	$27,171	4.91%	$701,349	$29,835	5.67%
Securities(3)	55,948	334	0.80	45,144	521	1.54
Federal funds sold	64,121	115	0.24	111,669	201	0.24
FHLB stock	7,785	112	1.92	9,693	26	0.36
Interest-earning deposits in other financial institutions	—	—	—	6,380	34	0.71

Total interest-earning assets	865,709	27,732	4.27	874,235	30,617	4.67

Noninterest earning assets	37,406			38,997

Total assets	$903,115			$913,232

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$11,515	$5	0.06%	$976	$1	0.14%
Money market	162,773	322	0.26	140,032	540	0.51
Savings deposits	135,456	129	0.13	136,055	245	0.24
Certificates of deposit	300,931	4,520	2.00	313,776	5,141	2.18
Borrowings	72,000	1,140	2.11	93,000	2,227	3.19

Total interest-bearing liabilities	682,675	6,116	1.19	683,839	8,154	1.59

Noninterest bearing liabilities	69,788			70,465

Total liabilities	752,463			754,304
Equity	150,652			158,928

Total liabilities and equity	$903,115			$913,232

Net interest/spread		$21,616	3.08%		$22,463	3.08%

Margin(4)			3.33%			3.43%

Ratio of interest-earning assets to interest-bearing liabilities	126.81%			127.84%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.
(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012.

General. Net income for the three months ended March 31, 2013 was $1.4 million, a decrease of $218,000 as compared to net income of $1.6 million for the three months ended March 31, 2012. Earnings per basic and diluted common share were $0.18 for the three months ended March 31, 2013 and 2012. The decrease in net income was due primarily to a decrease in net interest income and an increase in provision for loan losses, partially offset by an increase in noninterest income.

Interest Income. Interest income decreased $1.1 million, or 11.3%, to $8.8 million for the three months ended March 31, 2013 from $9.9 million for the three months ended March 31, 2012. The decline in interest income was primarily due to a decrease in interest and fees on loans.

Interest and fees on loans decreased $1.1 million to $8.6 million for the three months ended March 31, 2013 from $9.7 million for the three months ended March 31, 2012. The primary reason for the decrease was a decline of 75 basis points in the average yield on loans from 5.52% for the three months ended March 31, 2012 to 4.77% for the three months ended March 31, 2013, partially offset by an increase of $17.9 million in the average balance of loans receivable to $718.2 million for the three months ended March 31, 2013 from $700.3 million for the three months ended March 31, 2012. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and the payoffs of higher yielding older loans during the period as a result of the low interest rate environment. The increase in the average loan receivable balance was attributable to new loan originations during the current period.

Interest Expense. Interest expense decreased $761,000, or 29.7% to $1.8 million for the three months ended March 31, 2013 from $2.6 million for the three months ended March 31, 2012. The decrease in interest expense reflected a reduction in the cost of funds on deposits and borrowings as a result of the low interest rate environment and repayment of higher costing FHLB advances in fiscal 2012 and 2013. The decrease in the cost of funds was primarily attributable to a 39 basis points decline in the average cost of interest bearing liabilities to 1.08% for the three months ended March 31, 2013 from 1.47% for the three months ended March 31, 2012 due to continued low market interest rates on deposits. Additionally, the average balance of total interest bearing liabilities decreased $34.5 million to $663.2 million for the three months ended March 31, 2013 from $697.7 million for the three months ended March 31, 2012. The decrease in the average balance of total interest-bearing liabilities was due primarily to the decrease in the average balance of FHLB advances due to repayment of higher costing FHLB advances during fiscal 2012 and 2013 and the decrease in the average balance of certificate of deposit and savings products, partially offset by an increase in the average balance of money market and interest-bearing checking deposits resulting from continued growth of new money market and interest-bearing checking products introduced during fiscal 2012.

Provision for Loan Losses. Provision for loan losses increased to $400,000 for the three months ended March 31, 2013 as compared to no provision for the same period last year. The balance of non-performing loans decreased to $19.6 million, or 2.77% of total loans at March 31, 2013 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. Delinquent loans 60 days or more totaled $6.9 million, or 0.98% of total loans at March 31, 2013 as compared to $9.4 million, or 1.22% of total loans at June 30, 2012.

The provision for loan losses of $400,000 during the three months ended March 31, 2013 was comprised of a $144,000 provision on one-to-four family loans, a $78,000 provision on multi-family loans, a $138,000 provision on commercial real estate loans, a $3,000 reduction in provision on automobile loans, a $5,000 provision on home equity loans and a $38,000 provision on other loans. The increase in provision on one-to-four family loans was primarily due to an increase in the historical loss factors on classified and criticized one-to-four family loans resulting from short sales losses and charge-offs on impaired loans. The increase in provision on multi-family loans was primarily due to a charge-off on a multi-family loan that exhibited weakness during the three-month period ended March 31, 2013 but remains current on its loan payments. The increase in provision on commercial real estate loans was primarily due to an increase in the historical loss factors on criticized commercial real estate loans as well as an increase in the balance of classified commercial real estate loans. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased $477,000, or 41.9%, to $1.6 million for the three months ended March 31, 2013 as compared to $1.1 million for the three months ended March 31, 2012 due primarily to $435,000 in pre-tax gains on fixed rate conforming one-to-four family loans sold during the three months ended March 31, 2013.

Noninterest Expense. Our noninterest expense was $5.9 million for the quarter ended March 31, 2013 and for the same period last year. Salaries and benefits expense remained consistent at $2.9 million for the three months ended March 31, 2013 and 2012. The increases in advertising and promotional expenses, occupancy and equipment costs and ATM expenses were offset by a decrease in REO and foreclosure expenses, professional services and other operating expenses.

Advertising and promotional expenses increased $135,000 or 146.7%, to $227,000 for the three months ended March 31, 2013 as compared to $92,000 for the three months ended March 31, 2012. The increase was primarily due to expenses incurred related to the branding campaign associated with our new name. Occupancy and equipment costs increased $93,000 or 14.4%, to $740,000 for the three months ended March 31, 2013 as compared to $647,000 for the three months ended March 31, 2012 due to an increase in depreciation expenses resulting from ATM replacements. ATM expenses increased $72,000 or 14.6%, to $564,000 for the three months ended March 31, 2013 as compared to $492,000 for the three months ended March 31, 2012 due to costs associated with ATM support and ATM card issuance as a result of our new name.

REO and foreclosure expenses decreased $133,000, or 82.1%, to $29,000 for the three months ended March 31, 2013 as compared to $162,000 for the three months ended March 31, 2012 due to a decline in foreclosure activities as a result of more negotiated short sales. Professional services expenses decreased $110,000 or 17.9%, to $505,000 for the three months ended March 31, 2013 as compared to $615,000 for the three months ended March 31, 2012 due to less financial advisory, strategic and leadership advisory services costs and recruitment costs during the three months ended March 31, 2013 as compared to the same period last year. Other operating expenses decreased $66,000 or 14.1%, to $402,000 for the three months ended March 31, 2013 as compared to $468,000 for the three months ended March 31, 2012 due to a gain on the settlement of a short sale in the quarter ended March 31, 2013.

Income Tax Expense. Income tax expense decreased $108,000, or 11.1% to $864,000 for the three months ended March 31, 2013 compared to $972,000 for the three months ended March 31, 2012. This decrease was primarily the result of lower pretax income for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The effective tax rates were 37.7% and 37.1% for the three months ended March 31, 2013 and 2012, respectively.

Comparison of Results of Operations for the Nine Months Ended March 31, 2013 and March 31, 2012.

General. Net income for the nine months ended March 31, 2013 was $3.9 million, a decrease of $1.8 million as compared to net income of $5.7 million for the nine months ended March 31, 2012. Earnings per basic and diluted common share were $0.48 for the nine months ended March 31, 2013, compared to $0.63 for the nine months ended March 31, 2012. The decrease in net income was due primarily to a decrease in net interest income, an increase in provision for loan losses and noninterest expense, partially offset by an increase in noninterest income.

Interest Income. Interest income decreased $2.9 million, or 9.4%, to $27.7 million for the nine months ended March 31, 2013 from $30.6 million for the nine months ended March 31, 2012. The decline in interest income was primarily due to a decrease in interest and fees on loans.

Interest and fees on loans decreased $2.7 million to $27.2 million for the nine months ended March 31, 2013 from $29.8 million for the nine months ended March 31, 2012. The primary reason for the decrease was a decline of 76 basis points in the average yield on loans from 5.67% for the nine months ended March 31, 2012 to 4.91% for the nine months ended March 31, 2013, partially offset by an increase of $36.6 million in the average balance of loans receivable to $737.9 million for the nine months ended March 31, 2013 from $701.3 million for the nine months ended March 31, 2012. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and the payoffs of higher yielding older loans during the period as a result of the low interest rate environment. The increase in the average loan receivable balance was attributable to new loan originations and purchases.

Interest Expense. Interest expense decreased $2.1 million, or 25.0%, to $6.1 million for the nine months ended March 31, 2013 from $8.2 million for the nine months ended March 31, 2012. The decrease in interest expense reflected a reduction in the cost of funds on deposits and borrowings as a result of the low interest rate environment and repayment of higher costing FHLB advances in fiscal 2012 and 2013. The decrease in cost of funds was primarily attributable to a 40 basis points decline in the average cost of interest bearing liabilities to 1.19% for the nine months ended March 31, 2013 from 1.59% for the nine months ended March 31, 2012 due to continued low market interest rates on deposits. Additionally, the average balance of total interest bearing liabilities decreased $1.1 million to $682.7 million for the nine months ended March 31, 2013 from $683.8 million for the nine months ended March 31, 2012. The decrease in the average balance of total interest-bearing liabilities was due primarily to the decrease in the average balance of FHLB advances due to repayment of higher costing FHLB advances during fiscal 2012 and 2013 and the decrease in the average balance of certificate of deposit and savings products, partially offset by an increase in the average balance of money market and interest-bearing checking deposits resulting from continued growth of new money market and interest-bearing checking products introduced during fiscal 2012.

Provision for Loan Losses. Provision for loan losses increased to $1.9 million for the nine months ended March 31, 2013 as compared to no provision for the same period last year. The balance of non-performing loans decreased to $19.6 million, or 2.77% of total loans at March 31, 2013 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. Delinquent loans 60 days or more totaled $6.9 million, or 0.98% of total loans at March 31, 2013 as compared to $9.4 million, or 1.22% of total loans at June 30, 2012.

The provision for loan losses of $1.9 million during the nine months ended March 31, 2013 was comprised of a $1.6 million provision on one-to-four family loans, a $391,000 reduction in provision on multi-family loans, a $575,000 provision on commercial real estate loans, a $23,000 provision on automobile loans, a $8,000 reduction in provision on home equity loans and a $53,000 provision on other loans. The increase in provision on one-to-four family loans was primarily due to an increase in the historical loss factors on classified and criticized one-to-four family loans resulting from short sale losses and charge-offs on impaired loans. The reduction in provision on multi-family loans was primarily due to a decline in loss reserves for non-impaired, non-collateral dependent classified and criticized multi-family loans as well as a decline in the balance of multi-family loans collectively evaluated for impairment. The increase in provision on commercial real estate loans was primarily due to an increase in the historical loss factors on classified and criticized commercial real estate loans. There was also a charge-off of $253,000 on a commercial real estate loan that exhibited weakness during the nine-month period ended March 31, 2013 but remains current on its loan payments. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased $1.7 million, or 49.6%, to $5.3 million for the nine months ended March 31, 2013 as compared to $3.5 million for the nine months ended March 31, 2012 due primarily to $1.8 million in pre-tax gains on fixed rate conforming one-to-four family loans sold during the nine-month period ended March 31, 2013.

Noninterest Expense. Our noninterest expense increased $2.0 million, or 12.2%, to $18.8 million for the nine months ended March 31, 2013 as compared to $16.8 million for the nine months ended March 31, 2012 primarily due to an increase in salaries and benefits expense and advertising and promotional expenses.

Salaries and benefits expense increased $1.2 million, or 14.6%, to $9.6 million for the nine months ended March 31, 2013 as compared to $8.4 million for the nine months ended March 31, 2012 due primarily to employees hired in the areas of eCommerce, marketing and lending as well as a lump sum severance payment to a former executive in the amount of $368,000. Employees hired in eCommerce and marketing will continue to focus on aligning marketing efforts under the Bank’s new name and brand launched in November 2012 and expanding customer relationships through enhanced delivery channels such as online and mobile banking. We also hired seasoned loan officers, underwriters and support staff in the one-to-four family loan origination department to accommodate increased loan origination and sale activity.

Advertising and promotional expenses increased $356,000 or 125.8%, to $639,000 for the nine months ended March 31, 2013 as compared to $283,000 for the nine months ended March 31, 2012. The increase was primarily due to expenses incurred related to our branding campaign efforts in relation to our new name.

Income Tax Expense. Income tax expense decreased $1.2 million, or 34.2% to $2.3 million for the nine months ended March 31, 2013 compared to $3.5 million for the nine months ended March 31, 2012. This decrease was primarily the result of lower pretax income for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. The effective tax rates were 36.7% and 37.6% for the nine months ended March 31, 2013 and 2012, respectively.

Asset Quality

General. We continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan based upon our own underwriting standards prior to making the purchase except for loans purchased with a credit guarantee. The credit guarantee requires the seller to substitute or repurchase any loans sold to the Bank that become 60 days or more delinquent at the Bank’s option. The credit quality of the loans purchased in prior fiscal year was to our satisfaction and did not result in substitution or repurchase of any loans purchased within the contractual review period.

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

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county (dollars in thousands):

Real Estate Loans by County as of March 31, 2013
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
Los Angeles	$131,066	$226,642	$34,158	$391,866	58.57%
Orange	47,348	18,213	15,752	81,313	12.15
San Diego	25,492	11,794	2,506	39,792	5.95
San Bernardino	19,774	11,414	3,351	34,539	5.16
Riverside	14,119	3,143	7,973	25,235	3.77
Santa Clara	21,088	505	—	21,593	3.23
Alameda	14,566	27	448	15,041	2.25
Other	52,023	5,111	2,548	59,682	8.92

Total	$325,476	$276,849	$66,736	$669,061	100.00%

Real Estate Loans by County as of June 30, 2012
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
Los Angeles	$144,739	$223,768	$41,848	$410,355	55.32%
Orange	63,681	22,140	27,067	112,888	15.22
San Diego	29,556	15,437	2,636	47,629	6.42
San Bernardino	17,601	12,849	3,406	33,856	4.57
Riverside	16,037	3,544	8,968	28,549	3.85
Santa Clara	22,481	530	—	23,011	3.10
Alameda	16,652	32	453	17,137	2.31
Other	60,504	5,253	2,586	68,343	9.21

Total	$371,251	$283,553	$86,964	$741,768	100.00%

Non-accrual Real Estate Loans by County as of March 31, 2013
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
Los Angeles	$4,532	$—	$1,887	$6,419	1.64%
Orange	1,159	—	1,045	2,204	2.71
San Diego	1,333	525	2,507	4,365	10.97
San Bernardino	1,208	1,476	—	2,684	7.77
Riverside	527	324	—	851	3.37
Santa Clara	1,809	—	—	1,809	8.38
Alameda	404	—	—	404	2.69
Other	828	—	—	828	1.39

Total	$11,800	$2,325	$5,439	$19,564	2.92

Non-accrual Real Estate Loans by County as of June 30, 2012
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
Los Angeles	$5,863	$—	$1,578	$7,441	1.81%
Orange	1,914	—	—	1,914	1.70
San Diego	2,081	647	2,636	5,364	11.26
San Bernardino	2,438	1,555	—	3,993	11.79
Riverside	1,259	224	—	1,483	5.19
Santa Clara	1,855	—	—	1,855	8.06
Alameda	421	—	—	421	2.46
Other	2,889	—	—	2,889	4.23

Total	$18,720	$2,426	$4,214	$25,360	3.42

In May and November 2012, we successfully obtained the servicing of $128.5 million in loans previously serviced by two third party servicers whom we believe did not vigorously pursue collection efforts on our behalf. As a result of the transfer of servicing rights, at March 31, 2013, our one-to-four family residential mortgage portfolio serviced by others decreased significantly to $50.1 million, or 15.4% of our one-to-four family residential mortgage portfolio as compared to $179.7 million, or 56.7% of this portfolio at March 31, 2012, prior to obtaining servicing rights from the two servicers, and to $148.0 million, or 39.9% of one-to-four family residential mortgage portfolio serviced by others at June 30, 2012.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at March 31, 2013:

	Amount	Percent	Non-accrual	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Purchased and serviced by others	$50,069	15.38%	$—	—%
Purchased and servicing transferred to us	119,092	36.59	9,676	8.12
Originated and serviced by us	156,315	48.03	2,124	1.36

Total	$325,476	100.00%	$11,800	3.63

Since obtaining the servicing rights, short sale and charge-offs activities increased during the nine months ended March 31, 2013. We took a proactive approach in managing problem loans by working directly with borrowers to negotiate loan modifications and short sales, and initiate foreclosure proceedings to further improve asset quality. As a result of these efforts, during the three months and nine months ended March 31, 2013, the Company experienced a decline in delinquent and non-performing loans.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At March 31, 2013
Real estate loans:
One-to-four family	—	$—	14	$5,463	14	$5,463
Multi-family	—	—	1	744	1	744
Commercial	—	—	1	651	1	651
Other loans:
Automobile	2	20	—	—	2	20
Other	3	5	1	3	4	8

Total loans	5	$25	17	$6,861	22	$6,886

At June 30, 2012
Real estate loans:
One-to-four family	4	$1,787	17	$6,815	21	$8,602
Multi-family	—	—	1	744	1	744
Other loans:
Automobile	3	21	—	—	3	21
Other	1	1	2	3	3	4

Total loans	8	$1,809	20	$7,562	28	$9,371

Delinquent loans 60 days or more past due totaled $6.9 million or 0.98% of total loans at March 31, 2013 as compared to $9.4 million or 1.22% of total loans at June 30, 2012. Delinquent one-to-four family residential loans decreased to $5.5 million at March 31, 2013 from $8.6 million at June 30, 2012. The decrease in delinquent loans 60 days or more was primarily due to short sales and pay-offs resulting from our collection efforts after obtaining the servicing of one-to-four family residential loans from prior third party servicers. Delinquent multi-family loans remained unchanged at $744,000 at March 31, 2013 and June 30, 2012. Delinquent commercial real estate loans totaled $651,000 at March 31, 2013 as compared to no delinquent commercial real estate loans at June 30, 2012. There were eleven one-to-four family residential loans totaling $4.5 million that were over 90 days delinquent at March 31, 2013 and in the process of foreclosure. Additionally, there was one multi-family loan and one commercial real estate loan with an aggregate outstanding balance of $1.4 million that were over 90 days delinquent at March 31, 2013 and in the process of foreclosure.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrual loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. At March 31, 2013 and June 30, 2012, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans were troubled debt restructuring of $8.5 million and $12.9 million as of March 31, 2013 and June 30, 2012, with specific valuation allowances of $669,000 and $1.6 million, respectively.

Although asset quality improved as a result of our efforts in working through problem assets since obtaining servicing from prior third party servicers, non-accrual loans continue to remain at historically elevated levels as a result of the decline in the housing market as well as the prolonged levels of high unemployment in our market area as compared with the pre-recession periods. We have proactively worked with responsible borrowers to keep their properties. As a result, during the nine months ended March 31, 2013, the terms of five one-to-four family residential mortgage loans with an aggregate balance of $1.6 million and one commercial real estate loan with an outstanding balance of $21,000 were modified as troubled debt restructurings. Of the six restructured mortgage loans, five loans with an aggregate balance of $1.4 million were performing in accordance with their revised contractual terms at March 31, 2013. At June 30, 2012, there were twenty-seven restructured mortgage loans, consisting of twenty-four one-to-four family residential loans, two multi-family residential loans, and one commercial real estate loan with an aggregate balance of $13.7 million of which twenty-five restructured mortgage loans with an aggregate balance of $12.9 million were performing in accordance with their revised contractual terms. All of the newly restructured loans during the nine months ended March 31, 2013 were reported as non-accrual at March 31, 2013. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that timely payment will continue. During the nine months ended March 31, 2013, ten troubled debt restructurings with an aggregate outstanding balance of $4.1 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and reasonable assurance that timely payment will continue. This compares to two troubled debt restructurings with an aggregate outstanding balance of $810,000 that were returned to accrual status during the year ended June 30, 2012. There were no further commitments to customers whose loans were troubled debt restructurings at March 31, 2013 and June 30, 2012.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three and nine months ended March 31, 2013, there were ten and fifty-six loans that were modified and not accounted for as troubled debt restructurings in the amounts of $6.1 million and $28.6 million, respectively. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (dollars in thousands).

	At March 31, 2013	At June 30, 2012	At June 30, 2011
Non-accrual loans:
Real estate loans:
One-to-four family	$6,461	$9,332	$9,513
Multi-family	1,674	1,555	1,757
Commercial	2,911	1,578	2,252
Other loans:
Home equity	—	37	—
Other	10	3	5
Troubled debt restructurings:
One-to-four family	5,339	9,388	8,872
Multi-family	651	871	1,332
Commercial	2,528	2,636	2,665

Total non-accrual loans	$19,574	$25,400	$26,396

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$264	$669	$828
Commercial	—	610	—
Other loans:
Automobile	7	—	10

Total other real estate owned and repossessed assets	$271	$1,279	$838

Total non-performing assets	$19,845	$26,679	$27,234

Ratios:
Non-performing loans to total loans (1)	2.77%	3.29%	3.73%
Non-performing assets to total assets	2.25%	2.89%	3.18%
Non-accrued interest(2)	$725	$456	$364

(1)	Total loans are gross loans excluding net deferred fees, net premiums on purchased loans, and loan loss reserves.
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

Non-performing loans decreased to $19.6 million, or 2.77% of total loans at March 31, 2013 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. The decrease in non-performing loans was primarily attributable to short sales, pay-offs and nonperforming troubled debt restructurings being returned to accruing status after the borrowers demonstrated a sustained period of performance, generally six consecutive months of payments, during the nine months ended March 31, 2013.

At March 31, 2013, there were $11.8 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $1.1 million have been applied. Included in the $11.8 million in one-to-four family residential mortgage loans on non-accrual status were $5.3 million in loans whose rates and terms were modified as troubled debt restructurings.

At March 31, 2013, there were $7.8 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which no valuation allowances individually evaluated have been applied. Included in the $7.8 million of income property loans on non-accrual status were five multi-family residential loans totaling $2.3 million and five commercial real estate loans totaling $5.4 million.

Real Estate Owned. Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses. The fair value of real estate owned is determined by a third party appraisal of the property. As of March 31, 2013, there was one real estate owned property in the amount of $264,000. This compares to four real estate owned properties totaled $1.3 million at June 30, 2012. All previously foreclosed upon properties as of June 31, 2012 were sold during the nine months ended March 31, 2013.

Classified and Criticized Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and criticized assets represented 33.4% of our equity capital and 5.5% of our total assets at March 31, 2013, as compared to 38.9% of our equity capital and 6.5% of our total assets at June 30, 2012. At March 31, 2013 and June 30, 2012, there were $19.6 million and $25.4 million in non-accrual loans included in classified assets, respectively.

The aggregate amounts of our classified and criticized assets at the dates indicated were as follows (in thousands):

	March 31, 2013	June 30, 2012
Loss	$10	$3
Doubtful	10	28
Substandard	29,941	37,468
Special Mention	19,009	22,452

Total	$48,970	$59,951

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

Provision for loan losses increased to $400,000 and $1.9 million for the three and nine months ended March 31, 2013 as compared to no provision for the same periods last year. The increase in the overall provision was primarily due to an increase in the historical loss factors on criticized and classified real estate loans resulting from short sale losses and charge-offs on impaired loans. As we obtained the servicing rights on one-to-four family residential loans previously serviced by others, the Bank was able to actively manage delinquent loans, directly work with the borrowers, negotiate loan modifications and short sales, and initiate foreclosure proceedings to further improve credit quality. As a result, short sale activity increased during the three months and nine months ended March 31, 2013. There was also a charge-off of $253,000 on a commercial real estate loans that exhibited weakness during the nine month period ended March 31, 2013 but remains current on the loan payments. Delinquent loans 60 days or more totaled $6.9 million, or 0.98% of total loans at March 31, 2013 as compared to $9.4 million, or 1.22% of total loans at June 30, 2012. Non-performing loans decreased to $19.6 million, or 2.77% of total loans at March 31, 2013 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. The allowance for loan losses to non-performing loans was 32.89% at March 31, 2013 as compared to 29.54% at June 30, 2012. The increase in the allowance for loan losses to non-performing loans was a result of the decrease in non-performing loans during the nine months ended March 31, 2013. The provision reflected management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

The distribution of the allowance for loan losses at the dates indicated is summarized as follows.

	March 31, 2013		June 30, 2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$4,306	46.13%	$4,692	48.17%
Multi-family	802	39.24	1,519	36.79
Commercial	1,179	9.46	1,131	11.28
Other loans:
Automobile	80	3.26	62	2.25
Home equity	5	0.10	63	0.10
Other	66	1.81	35	1.39

Total allowance for loan losses	$6,438	100.00%	$7,502	100.00%

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various investment securities and lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2013, total approved loan commitments amounted to $748,000 and the unadvanced portion of loans was $2.1 million.

Certificates of deposit scheduled to mature in one year or less at March 31, 2013, totaled $121.8 million. There were no advances from FHLB of San Francisco scheduled to mature in one year or less at March 31, 2013. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2013, we had available additional advances from the FHLB of San Francisco in the amount of $296.0 million. We also had a short-term line of credit with the Federal Reserve Bank of San Francisco of $52.4 million at March 31, 2013, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase, sale and/or originate loans.

The following table summarizes our long-term contractual obligations at March 31, 2013 (in thousands).

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
FHLB advances	$60,000	$—	$20,000	$20,000	$20,000
Operating lease obligations	5,404	1,069	1,867	1,063	1,405
Loan commitments to originate	748	748	—	—	—
Loan sale commitments	6,808	6,808	—	—	—
Available home equity and unadvanced lines of credit	2,131	2,131	—	—	—
Certificates of deposit	289,277	121,763	120,445	46,944	125

Total commitments and contractual obligations	$364,368	$132,519	$142,312	$68,007	$21,530

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

Capital

The table below sets forth Simplicity Bank’s capital position relative to its regulatory capital requirements at March 31, 2013 and June 30, 2012. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$135,919	22.65%	$48,005	8.00%	$60,006	10.00%
Tier 1 capital (to risk-weighted assets)	129,481	21.58	24,003	4.00	36,004	6.00
Tier 1 (core) capital (to adjusted tangible assets)	129,481	14.73	35,170	4.00	43,963	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$131,832	21.10%	$49,993	8.00%	$62,491	10.00%
Tier 1 capital (to risk-weighted assets)	124,330	19.90	24,996	4.00	37,494	6.00
Tier 1 (core) capital (to adjusted tangible assets)	124,330	13.52	36,781	4.00	45,976	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At March 31, 2013, Simplicity Bank was a “well-capitalized” institution under regulatory standards.

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

An independent third party provides the Bank with the information presented in the following tables, which are based on information provided by the Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the nine months ended March 31, 2013 and the year ended June 30, 2012, and the immediate, permanent and parallel movements in interest rates of +/-100, +200 and +300 basis points, as well as the change in the Bank’s net portfolio value at March 31, 2013 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

March 31, 2013		June 30, 2012
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	1.95%	+300 bp	0.27%
+200	1.55	+200	0.40
+100	0.92	+100	0.44
-100	(3.74)	-100	(2.41)

Change in Interest Rates (basis points) (1)	March 31, 2013
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+400	$119,026	$(24,094)	(16.83)%	14.42%	(129)
+300	128,174	(14,946)	(10.44)	15.12	(59)
+200	135,780	(7,340)	(5.13)	15.61	(10)
+100	141,025	(2,095)	(1.46)	15.83	11
—	143,120	—	—	15.71	—
-100	137,520	(5,600)	(3.91)	14.91	(80)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan*
1/1/13 – 1/31/13	113,000	$14.77	113,000	175,145
2/1/13 – 2/28/13	26,000	14.73	26,000	149,145
3/1/13 – 3/31/13	125,000	15.35	125,000	437,226

Total	264,000	$15.04	264,000	437,226

*

On March 29, 2013, the Company announced that its Board of Directors authorized the fourth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares upon completion of the third stock repurchase program, or up to approximately 413,081 shares.

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

Dated: May 9, 2013

/s/ Dustin Luton
Dustin Luton
President and Chief Executive Officer

/s/ Jean M. Carandang
Jean M. Carandang
Chief Financial Officer