Form 10-K
period 2013-06-30
Simplicity Bancorp, Inc.
filed 2013-09-10
CIK 1412109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as of December 30, 2012 was $116.7 million. There were 8,061,840 shares of the registrant’s common stock, $.01 par value per share, outstanding at September 6, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the fiscal 2013 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

SIMPLICITY BANCORP, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2013

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

Item 1. Business.

General

Simplicity Bancorp, Inc. (the “Company”) is a Maryland corporation that owns all of the outstanding common stock of Simplicity Bank (the “Bank”). In November 2012, the Company changed its name to Simplicity Bancorp, Inc. from Kaiser Federal Financial Group, Inc. and its trading symbol to SMPL. Concurrently, the Bank was renamed Simplicity Bank from Kaiser Federal Bank as part of a broader business strategy to operate as a community bank serving the financial needs of all customers within its communities. On November 19, 2010, the Company became the successor to K-Fed Bancorp as it completed the conversion from the mutual holding company structure to a fully public stock holding company form of organization and related public offering. The Company sold a total of 6,375,000 shares of common stock in the offering at a purchase price of $10.00 per share. The offering raised capital of $59.1 million, which was net of costs of $4.7 million. Concurrent with the completion of the offering, shares of K-Fed Bancorp common stock owned by public stockholders were exchanged for 0.7194 of a share of the Company’s common stock. All share and per share information in this annual report for years prior to the conversion has been revised to reflect the 0.7194:1 conversion ratio on shares outstanding, including shares of the former mutual holding company that were not publically traded.

The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis, and prior to November 19, 2010, the Company refers to K-Fed Bancorp and the Bank on a consolidated basis.

At June 30, 2013, the Company had consolidated assets of $867.4 million, deposits of $654.6 million and stockholders’ equity of $145.4 million. The Company does not maintain offices separate from those of the Bank or utilize persons other than certain Bank officers. Our executive offices are located at 1359 North Grand Avenue, Covina, California 91724 and our telephone number is (800) 524-2274.

The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Covina, California, with branches in Glendora, Downey, Harbor City, Los Angeles, Panorama City and Pasadena to serve Los Angeles County and a financial service center in Fontana to serve San Bernardino county. Financial service centers in Riverside and Santa Clara California were closed in fiscal 2013 in order to focus our strategic efforts and resources in retail markets that allow us to compete more effectively. There was not a material impact to the Consolidated Financial Statements due to these closures. Financial service centers provide all of the services as our full service branches except they do not disburse cash; however, there is an on-site Automated Teller Machine (“ATM”) that dispenses cash. We have a network of 58 ATMs located in Southern California and the San Francisco Metropolitan Area, primarily located within Kaiser Permanente Medical Centers and office buildings.

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

After receiving the necessary regulatory and membership approvals, on November 1, 1999, Kaiser Permanente Federal Credit Union converted to a federal mutual savings bank known as Kaiser Federal Bank which served the general public as well as Kaiser Permanente employees. Kaiser Federal Bank reorganized into the mutual holding company structure in 2003 and became the wholly owned subsidiary of K-Fed Bancorp. On March 30, 2004, K-Fed Bancorp completed a minority stock offering where it sold approximately 39% of its shares to the public. In November 2010, the Company completed the second–step conversion and offering and the Bank became the wholly owned subsidiary of Kaiser Federal Financial Group, Inc.

Effective November 13, 2012, the Bank was renamed Simplicity Bank. In addition, the Company changed its name to Simplicity Bancorp, Inc. This new name aligns well with the core principles the Bank was founded upon—to provide value, personal service and financial well being for its customers and communities. As Simplicity Bank, we will continue this legacy as the Bank grows and simplifies the banking experience for its customers with more options, better technology, enhanced service capacity, a fresh look and a renewed vision. In conjunction with the name change, the Bank launched an extensive branding campaign which includes signage, branch remodeling, and advertising. The integrated campaign will help to align our new name with our commitment to deliver exceptional service and convenience to our customers and the communities we serve. Under our new name, we continue to serve Kaiser Permanente employees and their family members, but will be better positioned to serve the needs of all customers within our market footprint.

Simplicity Bank’s principal business activity consists of attracting retail deposits from the general public and originating or purchasing primarily loans secured by first mortgages on owner-occupied one-to-four family residences and multi-family residences located in its market area and, to a lesser extent, commercial real estate, automobile and other consumer loans. We also engage in mortgage banking activites which primarily consists of the origination and sale of fixed rate conforming one-to-four family residential real estate loans in the secondary market with servicing primarily retained. While the Bank originates different types of residential loans, the Bank purchased in fiscal 2012, using its own underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California. These purchases were primarily funded with Federal Home Loan Bank (“FHLB”) borrowings and deposits. Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis. Prior to January 2009, we also originated commercial real estate loans. Currently, we consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualification and the property offered for collateral. We have not originated any new commercial real estate loans since 2009. Historically, we have not originated, or purchased, commercial business, commercial construction, or residential construction loans and have no current plans to do so.

Our revenues are derived principally from interest on loans and mortgage-backed and related securities. We also generate revenue from sale of loans held for sale, service charges and other income.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and certificate of deposit accounts with varied terms ranging from 90 days to five years. We solicit deposits in our primary market areas of Los Angeles, Orange, San Diego, San Bernardino and Riverside counties, in California.

Available Information

Our Internet address is www.simplicitybancorp.com. We make available free of charge, through our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). All SEC filings of the Company are also available at the SEC’s website, www.sec.gov.

Market Area

Our success depends primarily on the general economic conditions in the counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in these market areas. There have been positive developments in current economic conditions since the end of the recession. Improving financial conditions, increasing credit availability, accommodative monetary policy, and healthier labor and housing markets all support the economic growth in our market area. According to the Beige Book published by the Federal Reserve Bank in July 2013, overall economic activity continued to increase at a modest pace. In the Twelfth Federal Reserve District (San Francisco), demand for housing strengthened, and commercial real estate activity continued to trend up in most areas. In some areas, the supply of homes for sale remained low, and some properties are receiving multiple offers from prospective buyers.

Lenders continue to face margin compression due to the low interest rate environment, ample liquidity and generally stiff competition over well-qualified borrowers. Future growth opportunities will be influenced by the stability of the regional economy and other trends within California, including unemployment rates and housing market conditions. According to the U.S. Census Bureau, while unemployment rates improved during the year ended June 30, 2013, unemployment rates in California remain high at 8.5% at June 30, 2013 as compared to 10.7% at June 30, 2012 and 11.8% at June 30, 2011. This compares to the national unemployment rates of 7.6% at June 30, 2013, 8.2% at June 30, 2012 and 9.2% at June 30, 2011.

During the year ended June 30, 2013, there were some positive signs of an improving housing market. The S&P/Case-Shiller U.S. National Home Price Index, which covers all nine U.S. census divisions, recorded a 10.1% gain at June 30, 2013 on a year-over-year basis. This compares to the S&P/Case-Shiller Home Price Index for the Los Angeles Metropolitan Area which experienced a 19.9% gain at June 30, 2013 on a year-over-year basis. According to the U.S. Census Bureau, one-to-four family and multi-family building permits declined significantly in 2008 and 2009, and remained low throughout the years from 2010 to 2012, both nationally and in California. The pace of residential construction continued to show signs of recovery during 2012 and 2013. In California, one-to-four family building permits increased 2.0% in 2010, declined 16.0% in 2011, rose by 29.1% in 2012, and increased 44.5% year-to-date as of June 30, 2013. On a national level, one-to-four family building permits increased 3.0% in 2010 and 2011, trended up 33% in 2012, and continued to rise by 22.0% year-to-date as of June 30, 2013.

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

Lending Activities

General. We originate first lien one-to-four family real estate loans throughout our market area to be held for sale and for investment. We consider loan purchases for first lien one-to-four family real estate loans held for investment on a case by case basis based on market conditions and the interest rate environment. Beginning in 2007, we have also focused our efforts on originating multi-family residential loans. Additionally, we originate consumer loans, primarily automobile loans. Prior to January 2009, we also originated commercial real estate loans. Currently, we consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualification and the property offered for collateral. We have not originated any new commercial real estate loans since 2009.

Our loans carry either a fixed or an adjustable rate of interest. Loans originated for sale are fixed rate one-to-four family conforming mortgage loans. We do not offer adjustable rate loans where the initial rate is below the otherwise applicable index rate (i.e., teaser rates). Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. Consumer loans are generally short term and amortize monthly or have interest payable monthly. We also have loans in our portfolio that only require interest payments on a monthly basis. At June 30, 2013, our net loan portfolio, excluding loans held for sale of $4.5 million, totaled $689.7 million, which constituted 79.5% of our total assets. In fiscal 2012, we purchased $80.9 million in one-to-four family real estate loans. We underwrote each purchased loan in accordance with our underwriting standards with the exception of the $28.4 million in loans we purchased in the prior year that included a credit guarantee. The majority of the loans we purchased were acquired with servicing retained by the seller. We generally purchased these loans without recourse against the seller.

At June 30, 2013, the maximum amount we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $20.7 million, or 15% of our unimpaired capital. At June 30, 2013, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2013 were as follows:

—	six loans to an individual and a related party for $8.5 million secured by six multi-family dwelling properties;

—	seven loans to an individual for $7.1 million secured by seven multi-family dwelling properties;

—	three loans to an individual for $6.3 million secured by a single tenant retail building, a single tenant supermarket building and a 15 tenant mixed use office building;

—	three loans to an individual and the related party for $5.6 million secured by three multi-family dwelling properties; and

—	four loans to an individual and the related family trust for $5.3 million secured by four multi-family dwelling properties.

All of the loans noted in the above relationships were performing in accordance with their terms as of June 30, 2013.

The following table presents information concerning the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated. Loans held for sale of $4.5 million at June 30, 2013 are not included in the table below. We had no loans held for sale at any of the other dates noted below.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
One-to-four family	$319,631	46.03%	$371,251	48.18%	$282,068	39.87%	$335,631	43.55%	$377,230	50.22%
Multi-family	280,771	40.44	283,553	36.79	287,808	40.69	278,397	36.12	196,575	26.17
Commercial	55,621	8.01	86,964	11.28	107,961	15.26	113,458	14.72	121,143	16.13

Total real estate loans	656,023	94.48	741,768	96.25	677,837	95.82	727,486	94.39	694,948	92.52

Other loans
Consumer:
Automobile	26,711	3.85	17,349	2.26	18,008	2.55	29,492	3.83	41,798	5.56
Home equity	682	0.10	808	0.10	940	0.13	1,096	0.14	1,299	0.17
Other	10,917	1.57	10,722	1.39	10,604	1.50	12,672	1.64	13,119	1.75

Total other loans	38,310	5.52	28,879	3.75	29,552	4.18	43,260	5.61	56,216	7.48

Total loans	694,333	100.00%	770,647	100.00%	707,389	100.00%	770,746	100.00%	751,164	100.00%

Less:
Net deferred loan origination costs	506		615		659		607		376
Net premium (discount) on purchased loans	512		957		(35)		(59)		(79)
Allowance for loan losses	(5,643)		(7,502)		(11,367)		(13,309)		(4,586)

Total loans receivable, net	$689,708		$764,717		$696,646		$757,985		$746,875

Loan Maturity. The following schedule illustrates certain information at June 30, 2013 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms-to-maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include loans held for sale, undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate			Consumer
	One-to-four family	Multi- family	Commercial	Automobile	Home equity	Other	Total
	(In thousands)
At June 30, 2013
Within 1 year(1)	$22	$123	$2,764	$451	$12	$3,201	$6,573

After 1 year:
After 1 year through 3 years	45	114	12,838	4,197	-	2,913	20,107
After 3 years through 5 years	1,863	3,501	29,181	19,387	-	3,391	57,323
After 5 years through 10 years	27,677	38,850	10,838	2,676	-	1,412	81,453
After 10 years through 15 years	33,964	214,380	-	-	-	-	248,344
After 15 years	256,060	23,803	-	-	670	-	280,533

Total due after 1 year	319,609	280,648	52,857	26,260	670	7,716	687,760

Total	$319,631	$280,771	$55,621	$26,711	$682	$10,917	$694,333

(1)	Includes demand loans and loans that have no stated maturity.

The following table sets forth the dollar amount of all loans at June 30, 2013 that are due after June 30, 2014, which have fixed interest rates and adjustable interest rates.

	Due after June 30, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans
One-to-four family	$234,928	$84,681	$319,609
Multi-family	-	280,648	280,648
Commercial	-	52,857	52,857

Real estate loans	234,928	418,186	653,114

Other Loans
Consumer
Automobile	26,260	-	26,260
Home equity	670	-	670
Other loans	7,716	-	7,716

Other loans due	34,646	-	34,646

Total loans	$269,574	$418,186	$687,760

One-to-four Family Residential Lending. At June 30, 2013, our one-to-four family residential mortgage loans totaled $319.6 million, or 46.0%, of our gross loan portfolio, of which $318.2 million were first lien one-to-four family residential mortgage loans. We generally underwrite our one-to-four family residential loans based on the applicant’s employment, credit history and the appraised value of the subject property. With the exception of the $28.4 million of loans purchased with a credit guarantee in fiscal 2012, we underwrote each purchased loan based upon our underwriting standards prior to making the purchase. Presently, we lend up to 80% of the lesser of the appraised value or purchase price of the subject property for one-to-four family residential loans without private mortgage insurance (“PMI”). We also lend up to 97% of the lesser of the appraised value or purchase price of the subject property with PMI. Properties securing our one-to-four family residential loans are appraised by independent state licensed fee appraisers approved by our Credit Committee. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

We currently originate one-to-four family mortgage loans on a fixed rate and adjustable rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable rate loans are tied to indices based on the one year London Inter Bank Offering Rate and U.S. Treasury securities adjusted to a constant maturity of one year. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our one-to-four family residential mortgage loans are structured with a range of 10-year to 30-year maturities and with amortization terms up to the maturity date. All of our one-to-four family residential loans are secured by properties located in California. All of our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the property.

Adjustable rate one-to-four family mortgage loans generally pose different credit risks than fixed rate one-to-four family mortgage loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. At June 30, 2013, our one-to-four family adjustable rate mortgage loan portfolio totaled $84.7 million, or 12.2% of our gross loan portfolio. At that date, the fixed rate one-to-four family mortgage loan portfolio totaled $234.9 million, or 33.8% of our gross loan portfolio. Included in non-accrual loans at June 30, 2013 were $1.3 million in adjustable rate one-to-four family mortgage loans and $9.0 million in fixed rate one-to-four family mortgage loans.

In addition, prior to early 2007 we purchased interest-only one-to-four family residential mortgage loans and loans underwritten based upon stated income. An interest-only loan typically provides for the payment of interest (rather than both principal and interest) for a fixed period of three, five or seven years, thereafter the loan payments adjust to include both principal and interest for the remaining term. One-to-four family interest-only mortgage loans have decreased by $7.8 million, or 33.5% to $15.4 million at June 30, 2013 from $23.2 million at June 30, 2012. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. One-to-four family stated income mortgage loans have decreased by $13.6 million, or 27.5% to $35.8 million at June 30, 2013 from $49.4 million at June 30, 2012. As of June 30, 2013, $23.1 million of stated income mortgage loans were fixed rate loans and $12.7 million were adjustable rate loans. Included in non-accrual loans at June 30, 2013 were $5.2 million in one-to-four family loans that were interest-only or stated income loans that were individually evaluated for impairment and carried a valuation allowance of $184,000. During the year ended June 30, 2013, $969,000 in interest-only or stated income loans were modified as troubled debt restructurings and included in non-accrual loans. We do not intend to originate or purchase interest-only one-to-four family residential mortgage loans or stated income loans in the future.

The following table describes certain risk characteristics of our one-to-four family nonconforming mortgage loans held for investment as of June 30, 2013 and 2012:

Category	Outstanding Balance	Weighted-Average Credit Score(1)	Weighted Average LTV(2)	Weighted-Average Seasoning(3)
	(Dollars in thousands)
June 30, 2013
Interest-only(4)	$15,431	723	72.48%	6.67 years
Stated income(4)(5)	35,816	735	69.58	7.98
Credit score less than or equal to 660	17,866	641	69.47	6.64

June 30, 2012
Interest-only(4)	$23,209	739	72.75%	5.68 years
Stated income(4)(5)	49,389	735	68.16	7.01
Credit score less than or equal to 660	21,122	642	71.32	6.17

(1)	The credit score is one factor in determining the credit worthiness of a borrower based on the borrower’s credit history. The credit score is as of origination.
(2)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.
(3)	Seasoning describes the number of years since the funding date of the loan.
(4)	At June 30, 2013 and 2012 there were $4.0 million and $5.4 million in loans that are both stated income and interest-only, respectively.
(5)

Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.

Multi-Family Residential Real Estate Lending. We also offer multi-family residential real estate loans through our staff at the Covina executive office. These loans are secured by real estate located in our primary market areas, within the state of California. We generally originate multi-family residential loans through our loan officers. We generally seek to originate multi-family residential loans with initial principal balances of $5.0 million or less. At June 30, 2013, multi-family residential loans totaled $280.8 million, or 40.4%, of our gross loan portfolio, and consisted of 443 loans outstanding with an average loan balance of approximately $634,000 although we originate loans with balances greater than this average.

Our multi-family residential loans are originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. Our adjustable rate loans generally carry an initial fixed rate of interest for one, three, five or seven years which then convert to an interest rate that is adjusted annually based upon the applicable index. Presently, our underwriting guidelines allow us to lend up to 75% of the lesser of the appraised value or purchase price of multi-family residential real estate. These loans require monthly payments, amortize over a period of up to 30 years and have a maximum maturity of 30 years and carry prepayment penalties. We have not purchased multi-family residential real estate loans.

Loans secured by multi-family residential real estate are underwritten based on non-discriminatory underwriting standards and loan origination procedures established by Simplicity Bank’s Credit Committee. Loan policies are reviewed annually or more frequently if warranted, and approved by the Credit Committee and/or Simplicity Bank’s board of directors. The loan underwriting process is intended to assess the income producing potential of the property and the financial strength of the borrower. We review the borrower’s sources of income, cash flow, assets, and credit history. We evaluate the historical and projected income and expenses of the borrower and property. We also evaluate a guarantor when a guarantee is provided as part of the loan. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. Appraisals and secondary review appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by our Credit Committee.

Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. Included in non-accrual loans at June 30, 2013 were four multi-family residential real estate loans totaling $1.5 million, two of which totaling $633,000 were classified as troubled debt restructurings and are current under the modified terms. See “—Asset Quality—Non-Performing Assets.”

Commercial Real Estate Lending. Prior to January 2009, we also originated commercial real estate loans. Currently, we consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualification and the property offered for collateral. We have not originated any new commercial real estate loans since 2009. The existing portfolio is secured primarily by small retail establishments, small industrial warehouse buildings and small office buildings located in our primary market area, within the state of California, and are both owner and non-owner occupied. These loans were originated through our staff at our Covina executive office. Generally, we have not purchased commercial real estate loans. At June 30, 2013, commercial real estate loans totaled $55.6 million, or 8.0% of our gross loan portfolio, of which $13.9 million or 25.0% of this portfolio was to borrowers who occupy the property.

The table below shows the number and outstanding balance by collateral type of our commercial real estate loans at June 30, 2013.

Type of Loan	Number of Loans	Outstanding Balance
		(In thousands)
Owner occupied	21	$13,893

Non-owner occupied:
Office	17	15,098
Manufacturing facilities	10	10,252
Retail	8	8,956
Medical office	3	1,668
Other	7	5,754

	45	41,728

Total	66	$55,621

We originated only adjustable rate commercial real estate loans. The interest rate on these loans was tied to either the 1 year CMT, a rate based on the constant maturity of one-year U.S. Treasury securities, or the 12-month MTA, a rate based on the 12-month average of US Treasury Securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three, five or seven years which then converts to an interest rate that is adjusted annually based upon the index. Presently, our underwriting guidelines allow us to lend up to 65% of the lesser of the appraised value or purchase price for the commercial real estate. These loans require monthly payments, amortize up to 25 years, have maturities of up to 15 years and carry prepayment penalties.

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

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. Included in non-accrual loans as of June 30, 2013 were three commercial real estate loans with an aggregate balance of $4.0 million, one of which with a balance of $2.5 million was classified as a troubled debt restructuring and is currently in payment default under the modified terms. See “—Asset Quality—Non-Performing Assets.”

Consumer Loans. We offer a variety of secured consumer loans, including home equity lines of credit, new and used automobile loans, unsecured loans, and loans secured by savings deposits. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. At June 30, 2013, our consumer loan portfolio, exclusive of automobile loans, totaled $11.6 million, or 1.7%, of our gross loan portfolio.

The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $26.7 million, or 3.9%, of our gross loan portfolio at June 30, 2013. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 120% of the manufacturer’s suggested retail price for new automobiles and up to 120% of retail value on used cars, based on valuation from official used car guides including tax, license, mechanical breakdown insurance, and guaranteed automobile protection.

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

Loan Approval Procedures and Authority. All multi-family residential and commercial real estate loans require an appraisal and a secondary review appraisal as part of the underwriting process. One-to-four family residential loans require an appraisal and may be subject to a secondary review appraisal. Secured consumer loans require evaluation of collateral. Additionally, any multi-family residential and commercial real estate loan request that results in a total credit exposure to one borrower of over $500,000 and up to $1.5 million requires the approval of a senior underwriter. Total credit exposure from $1.5 million up to $2.5 million requires approval by the Vice President of Income Property, Chief Executive Officer, Chief Financial Officer or Chief Lending Officer; total credit exposure to one borrower of over $2.5 million and up to $5.0 million requires the approval by the Chief Executive Officer, Chief Financial Officer or Chief Lending Officer. Any one-to-four family residential loan that results in a total credit exposure to one borrower of over $1.0 million and up to $1.5 million requires approval by a real estate lending manager or a Credit Committee member. Any request that results in a total credit exposure to one borrower over $1.5 million for one-to-four family residential mortgage loans and $5.0 million for income properties, up to $10.0 million requires the approval by three Credit Committee members provided one of the three members is the Chief Executive Officer. Loan requests that result in a credit exposure to one borrower over $10.0 million require the board of directors’ approval. All loan approvals granted by the Credit Committee are documented in the meeting minutes and reported to the board of directors.

Loan Originations, Purchases, Sales and Repayments. We originate loans through employees located at our executive office and at certain full service offices. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers and mortgage loan brokers are also important sources of loan originations.

While we originate adjustable rate and fixed rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We did not purchase any loans for the year ended June 30, 2013. For the year ended June 30, 2012, we purchased approximately $80.9 million of primarily adjustable rate one-to-four family residential mortgage loans, including $32.6 million of loans with a credit guarantee by the seller that requires any loans 60 days or more delinquent be substituted or repurchased by the seller at the Bank’s option. The servicing rights of all purchased loans were generally retained by the sellers. All loans purchased in fiscal 2012 were current at the time of purchase and were not sub-prime loans. The purchased loans with a credit guarantee are seasoned loans with borrowers who have stable employment and properties with generally less than 80% loan-to-value ratio (“LTV”). Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis.

In May and November 2012, we successfully obtained the servicing of $128.5 million in loans previously serviced by two third party servicers. At June 30, 2013, our real estate loan portfolio totaled $656.0 million or 94.5% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2013 totaled $44.9 million, or 14.1% of the gross loan portfolio. At June 30, 2012, our real estate loan portfolio totaled $741.8 million or 96.3% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2012 totaled $148.0 million, or 19.2% of the gross loan portfolio.

The following table shows the loan originations, purchases, sales and repayment activities for the years indicated.

	Year ended June 30,
	2013	2012	2011
	(In thousands)
Originations by type:
Adjustable rate:
Real estate- one-to-four family	$8,782	$763	$-
-multi-family	73,835	51,873	40,675
-commercial	-	-	-
Non-real estate -other consumer	1,257	1,541	1,724

Total adjustable rate	83,874	54,177	42,399

Fixed rate:
Real estate- one-to-four family	127,744	96,667	10,771
Non-real estate -consumer automobile	20,359	11,379	4,881
-other consumer	10,070	7,902	4,821

Total fixed rate	158,173	115,948	20,473

Total loans originated	242,047	170,125	62,872

Purchases:
Adjustable rate:
Real estate- one-to-four family	-	77,007	-
-multi-family	-	-	-
-commercial	-	-	-

Total adjustable rate	-	77,007	-

Fixed rate:
Real estate- one-to-four family	-	3,942	-

Total fixed rate	-	3,942	-

Total loans purchased	-	80,949	-

Sales and repayments:
Sales and loan participations sold	71,256	306	-
Principal repayments	238,627	182,068	124,318

Total reductions	309,883	182,374	124,318

(Decrease) increase in other items, net	(2,677)	(629)	107

Net increase (decrease)	$(70,513)	$68,071	$(61,339)

We also originate conforming fixed rate one-to-four-family residential real estate loans secured by properties in California and generate revenues from fee income on the origination and sale of these loans in the secondary market. Loans originated for sale meet the origination and underwriting guidelines established by Federal Home Loan Mortgage Corporation (“Freddie Mac”) and are sold without recourse on a servicing-retained basis. Of the total loan originations of $242.0 million and $170.1 million in fiscal 2013 and 2012, loans originated for sale totaled $$75.8 million and $306,000, respectively. Loans sold totaled $71.3 million and $306,000 in fiscal 2013 and 2012, respectively.

Asset Quality

General. We continue our disciplined lending practices including our strict adherence to a long standing credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan using our own underwriting standards prior to making the purchase except for loans purchased with a credit guarantee. The credit guarantee requires the seller to substitute or repurchase any loans sold to the Bank that become 60 days or more delinquent at the Bank’s option. The credit quality of the loans purchased in fiscal 2012 was to our satisfaction and did not result in substitution or repurchase of any loans purchased.

The following underwriting guidelines, among other things, have been used by us as underwriting tools to further limit our potential loss exposure:

—	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.

—	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans without PMI, and up to 97% with PMI.

—	We only lend up to 75% of the lesser of the appraised value or purchase price for multi-family residential loans.

—	We only lend up to 65% of the lesser of the appraised value or purchase price for commercial real estate loans.

Additionally, our portfolio has remained strongly anchored in traditional mortgage products. We do not originate or purchase construction and development loans, teaser option-adjustable rate mortgage loans, negatively amortizing loans or high loan-to-value loans.

At June 30, 2013, one-to-four family residential mortgage loans totaled $319.6 million, or 46.0%, of our gross loan portfolio of which $234.9 million were fixed rate and $84.7 million were adjustable rate loans. Adjustable rate mortgages generally pose different credit risks than fixed rate mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. Included in non-accrual loans at June 30, 2013 were $1.3 million in adjustable rate one-to-four family loans and $9.0 million in fixed rate one-to-four family loans. Overall this represents 3.2% of the one-to-four family residential mortgage loan portfolio.

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of June 30, 2013
County	One-to-four family	Multi-family residential	Commercial	Total	Percent
	(Dollars in thousands)
Los Angeles	$131,290	$232,353	$27,124	$390,767	59.56%
Orange	47,146	17,646	13,489	78,281	11.93
San Diego	23,457	11,760	2,545	37,762	5.76
San Bernardino	20,404	10,288	3,333	34,025	5.19
Riverside	15,060	3,125	6,151	24,336	3.71
Santa Clara	17,471	501	-	17,972	2.74
Alameda	13,814	25	447	14,286	2.18
Other	50,989	5,073	2,532	58,594	8.93

Total	$319,631	$280,771	$55,621	$656,023	100.00%

Non-accrual Real Estate Loans by County as of June 30, 2013
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Los Angeles	$4,407	$-	$1,179	$5,586	1.43%
Orange	785	-	-	785	1.00
San Diego	724	511	2,545	3,780	10.01
San Bernardino	1,929	717	-	2,646	7.78
Riverside	305	319	-	624	2.56
Santa Clara	1,763	-	-	1,763	9.81
Alameda	397	-	-	397	2.78
Other	-	-	321	321	0.54

Total	$10,310	$1,547	$4,045	$15,902	2.42%

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

In May and November 2012, we successfully obtained the servicing of $128.5 million in loans previously serviced by two third party servicers whom we believe did not vigorously pursue collection efforts on our behalf. As a result of the transfer of servicing rights, at June 30, 2013, our one-to-four family residential mortgage portfolio serviced by others decreased significantly to $44.9 million, or 14.1% of our one-to-four family residential mortgage portfolio as compared to $148.0 million, or 39.9% of this portfolio serviced by others at June 30, 2012.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at June 30, 2013:

	Amount	Percent	Non-accrual	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Purchased and serviced by others	$44,912	14.05%	$-	-%
Purchased and servicing transferred to us	107,482	33.63	8,429	7.84
Originated and serviced by us	167,237	52.32	1,881	1.12

Total	$319,631	100.00%	$10,310	3.23%

Since obtaining the servicing rights of the loans described above, short sale and charge-off activities increased during the year ended June 30, 2013. We took a proactive approach in managing problem loans by working directly with borrowers to negotiate loan modifications and short sales, and to initiate foreclosure proceedings to further improve asset quality. As a result of these efforts, the Company experienced a substantial decline in delinquent and non-performing loans in fiscal 2013.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated:

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At June 30, 2013
Real estate loans:
One-to-four family	3	$970	5	$1,751	8	$2,721
Multi-family	1	198	-	-	1	198
Commercial	1	2,545	-	-	1	2,545
Other loans:
Automobile	-	-	1	14	1	14
Home equity	-	-	-	-	0	-
Other	1	2	2	4	3	6

Total loans	6	$3,715	8	$1,769	14	$5,484

At June 30, 2012
Real estate loans:
One-to-four family	4	$1,787	17	$6,815	21	$8,602
Multi-family	-	-	1	744	1	744
Commercial	-	-	-	-	-	-
Other loans:
Automobile	3	21	-	-	3	21
Home equity	-	-	-	-	-	-
Other	1	1	2	3	3	4

Total loans	8	$1,809	20	$7,562	28	$9,371

At June 30, 2011
Real estate loans:
One-to-four family	2	$1,043	17	$6,583	19	$7,626
Multi-family	1	457	1	1,757	2	2,214
Commercial	-	-	1	637	1	637
Other loans:
Automobile	1	6	-	-	1	6
Home equity	-	-	-	-	-	-
Other	1	3	3	5	4	8

Total loans	5	$1,509	22	$8,982	27	$10,491

At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	-	-	2	2,786	2	2,786
Commercial	-	-	-	-	-	-
Other loans:
Automobile	4	35	-	-	4	35
Home equity	-	-	1	63	1	63
Other	-	-	2	4	2	4

Total loans	7	$1,332	38	$16,226	45	$17,558

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Other loans:
Automobile	3	16	-	-	3	16
Home equity	-	-	-	-	-	-
Other	11	16	6	11	17	27

Total loans	20	$2,244	20	$6,231	40	$8,475

Delinquent loans 60 days or more past due decreased to $5.5 million or 0.79% of total loans at June 30, 2013 from $9.4 million or 1.22% of total loans at June 30, 2012. Delinquent one-to-four family loans decreased from $8.6 million at June 30, 2012 to $2.7 million at June 30, 2013. The decrease in delinquent loans 60 days or more was primarily due to short sales and pay-offs resulting from our collection efforts after obtaining the servicing of one-to-four family residential loans from prior third party servicers. Delinquent multi-family loans fell to $198,000 at June 30, 2013 from $744,000 at June 30, 2012. Delinquent commercial real estate loans totaled $2.5 million at June 30, 2013 as compared to no delinquent commercial real estate loans at June 30, 2012. The increase was due to one commercial real estate loan that was on non-accrual status that became 60-89 days delinquent. This loan is in a strip mall in San Diego, California and was classified as a troubled debt restructuring. There were four one-to-four family residential loans totaling $1.4 million that were over 90 days delinquent at June 30, 2013 and in the process of foreclosure.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. All loans past due 90 days and over are classified as non-accrual. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrual loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. Included in non-accrual loans were troubled debt restructurings of $9.1 million and $12.9 million as of June 30, 2013 and 2012, with specific valuation allowances of $1.0 million and $1.6 million, respectively. At June 30, 2013 and 2012, there were no loans past due more than 90 days and still accruing interest.

Although asset quality improved as a result of our efforts in working through problem assets since obtaining servicing from prior third party servicers, non-accrual loans continue to remain at historically elevated levels as a result of the decline in the housing market as well as the prolonged levels of high unemployment in our market area as compared with the pre-recession periods. We have proactively worked with responsible borrowers to keep their properties. As a result, during the year ended June 30, 2013, the terms of six one-to-four family residential mortgage loans with an aggregate balance of $2.0 million and two commercial real estate loans with an aggregate outstanding balance of $2.1 million were modified as troubled debt restructurings. There was also one commercial real estate loan, which was modified as a troubled debt restructuring and was subsequently paid off during fiscal 2013. Of the eight restructured mortgage loans that were outstanding totaling $4.1 million at June 30, 2013, seven loans with an aggregate balance of $3.7 million were performing in accordance with their revised contractual terms at June 30, 2013. At June 30, 2012, there were twenty-seven restructured mortgage loans, consisting of twenty-four one-to-four family residential loans, two multi-family residential loans, and one commercial real estate loan with an aggregate balance of $13.7 million of which twenty-five restructured mortgage loans with an aggregate balance of $12.9 million were performing in accordance with their revised contractual terms. All of the newly restructured loans in fiscal 2013 were reported as non-accrual at June 30, 2013 with the exception of two commercial real estate loans made to the same borrower. These two loans remained on accruing status subsequent to the loan modification due to the financial strength of the guarantor, principal paydowns received and no late payments since the inception of the loans.

Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis)

and there is reasonable assurance that timely payment will continue. During the year ended June 30, 2013, ten troubled debt restructurings with an aggregate outstanding balance of $4.6 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and reasonable assurance that timely payments will continue. This compares to two troubled debt restructurings with an aggregate outstanding balance of $810,000 that were returned to accrual status during the year ended June 30, 2012. There were no further commitments to customers whose loans were troubled debt restructurings at June 30, 2013 and June 30, 2012.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the year ended June 30, 2013, forty-nine loans in the amount of $18.7 million were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the loans to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no loans past due more than 90 days and still accruing interest at the dates indicated below.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$4,372	$9,332	$9,513	$15,561	$6,766
Multi-family	914	1,555	1,757	2,786	-
Commercial	1,500	1,578	2,252	-	-
Other loans:
Automobile	14	-	-	-	-
Home Equity	-	37	-	63	-
Other	4	3	5	4	11
Troubled debt restructuring:
One-to-four family	5,938	9,388	8,872	9,193	1,859
Multi-family	633	871	1,332	1,179	235
Commercial	2,545	2,636	2,665	2,665	-

Total non-accrual loans	15,920	25,400	26,396	31,451	8,871

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	-	669	828	1,373	496
Multi-family	-	-	-	-	-
Commercial	-	610	-	-	-
Other:
Automobile	35	-	10	-	3
Home equity	-	-	-	-	-
Other	-	-	-	-	-

Total other real estate owned and repossessed assets	35	1,279	838	1,373	499

Total non-performing assets	$15,955	$26,679	$27,234	$32,824	$9,370

Ratios:
Non-performing loans to total loans	2.29%	3.29%	3.73%	4.08%	1.18%
Non-performing assets to total assets	1.84%	2.89%	3.18%	3.79%	1.05%
Non-accrued interest	$225	$456	$364	$408	$170

Total accruing troubled debt restructurings:	$6,570	$810	$-	$-	$-

Non-accrual loans decreased to $15.9 million, or 2.29% of total loans at June 30, 2013 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. The decrease in non-accrual loans was primarily attributable to short sales, pay-offs and nonperforming troubled debt restructurings being returned to accruing status after the borrowers demonstrated a sustained period of performance, generally six consecutive months of payments, during the year ended June 30, 2013.

At June 30, 2013, there were $10.3 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $398,000 have been applied. Of the $10.3 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $5.9 million in loans were modified as troubled debt restructurings.

At June 30, 2013, there were $5.6 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which no valuation allowances individually evaluated have been applied. Included in the $5.6 million of income property loans on non-accrual status at June 30, 2013 were four multi-family residential loans totaling $1.5 million and three commercial real estate loans totaling $4.0 million.

The first multi-family residential loan was made to one borrower with a principal balance of $716,000, net of charge-off, at June 30, 2013, located in San Bernardino, California, which was current at June 30, 2013 but was previously delinquent. During the year ended June 30, 2013, we charged-off $40,000 of previously identified specific valuation allowances on this loan as the property value was slightly lower than the loan balance. No additional valuation allowance was applied to this loan at June 30, 2013. The other three multi-family residential loans on non-accrual status at June 30, 2013 were in the amount of $830,000 in the aggregate and two of these loans were troubled debt restructurings at June 30, 2013 with no valuation allowance applied due to the current loan balance being higher than market value less costs to sell.

The first commercial real estate loan had a principal balance of $1.2 million, net of charge-off, secured by an office building in Los Angeles County, California, which was current at June 30, 2013, but had previously experienced cash flow problems. During the year ended June 30, 2013, we charged-off $274,000 of previously identified specific valuation allowances on this loan as the property value was lower than the loan balance. The second commercial real estate loan had a principal balance of $2.5 million at June 30, 2013 secured by a strip mall in San Diego, California. This loan was 60-89 days delinquent and was a troubled debt restructuring at June 30, 2013. The third commercial real estate loan on non-accrual had a principal balance of $321,000 secured by an office building occupied by the borrower in Santa Barbara County, California, which was current at June 30, 2013. The loan matured but an extension of two months was granted to allow the borrower sufficient time to refinance the subject loan with another financial institution.

The level of non-accrual loans has impacted our determination of the allowance for loan losses at June 30, 2013. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a valuation allowance is applied if warranted.

Real Estate Owned. Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses. The fair value of real estate owned is determined by a third party appraisal of the property. As of June 30, 2013, there was no real estate owned property. This compares to four real estate owned properties totaling $1.3 million at June 30, 2012. All previously foreclosed upon properties as of June 30, 2012 were sold in fiscal 2013.

Classified and Criticized Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a valuation allowance individually evaluated or charge-off, is not warranted. Loans are classified as special mention when it is determined a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and criticized assets represented 28.6% of our equity capital and 4.8% of our total assets at June 30, 2013, as compared to 38.9% of our equity capital and 6.5% of our total assets at June 30, 2012. The level of substandard and special mention assets declined primarily due to the increased level of short sales and pay-offs due to our efforts in managing problem loans subsequent to obtaining the servicing of $128.5 million in loans from two prior third party servicers. At June 30, 2013 and 2012, there were $15.9 million and $25.4 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2013	2012	2011
	(In thousands)
Classified and Special Mention Assets:
Loss	$4	$3	$5
Doubtful	24	28	29
Substandard	23,398	37,468	34,043
Special Mention	18,100	22,452	11,026

Total	$41,526	$59,951	$45,103

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

The Company successfully obtained the servicing of $128.5 million in loans previously serviced by two third party servicers. Since obtaining the servicing rights, we took a proactive approach in managing problem loans by working directly with borrowers to negotiate loan modifications and short sales, and when necessary to initiate foreclosure proceedings. As a result of these efforts, the Company experienced a decline in delinquent and non-performing loans in fiscal 2013. Delinquent loans, 60 days or more, decreased to $5.5 million or 0.79% of total loans at June 30, 2013 from $9.4 million, or 1.22% of total loans at June 30, 2012. Non-performing loans decreased to $15.9 million, or 2.29% of total loans at June 30, 2013 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012. The decrease in non-performing loans was primarily attributable to short sales, pay-offs and non-performing loans returned to accruing status after the borrowers demonstrated a sustained period of performance, generally six consecutive months of timely payments, during the year ended June 30, 2013. The allowance for loan losses to non-performing loans was 35.45% at June 30, 2013 as compared to 29.54% at June 30, 2012. The increase in the allowance for loan losses to non-performing loans was a result of the decrease in non-performing loans, partially offset by a decrease in the allowance for loan losses for the year ended June 30, 2013. Net charge-offs to average loans during fiscal 2013 decreased from 0.55% at June 30, 2012 to 0.29% at June 30, 2013.

Our provision for loan losses remained consistent at $250,000 for the year ended June 30, 2013 and 2012. For the first three quarters of fiscal 2013 the provision was $1.9 million due to increased short sale activities and charge-offs on impaired loans resulting from the transfer of servicing of one-to-four family residential loans from two prior third party servicers. In the fourth quarter this provision was partially offset by a $1.6 million provision reversal. The $1.6 million reversal of provision for loan losses for the quarter ended June 30, 2013 was primarily attributable to a $1.0 million recovery in connection with a settlement agreement on a delinquent multi-family loan in addition to continued improvement in asset quality. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions. The following sets forth an analysis of our allowance for loans losses.

	At or for the Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$7,502	$11,367	$13,309	$4,586	$3,229
Charge-offs:
One-to-four family real estate	2,394	2,955	2,189	966	860
Multi-family real estate	326	1,236	772	-	-
Commercial real estate	527	58	-	-	-
Consumer—automobile	42	36	79	184	487
Consumer—home equity	56	-	-	-	-
Consumer—other	47	34	97	82	141

Total Charge-offs	3,392	4,319	3,137	1,232	1,488
Recoveries:
One-to-four family real estate	212	105	91	-	-
Multi-family real estate	1,013	-	-	-	-
Commercial real estate	-	-	-	-	-
Consumer—automobile	44	92	127	65	227
Consumer—home equity	6
Consumer—other	8	7	27	23	32

Total Recoveries	1,283	204	245	88	259

Net charge-offs	2,109	4,115	2,892	1,144	1,229
Provision for losses	250	250	950	9,867	2,586

Balance at end of year	$5,643	$7,502	$11,367	$13,309	$4,586

Ratios:
Net charge-offs to average gross loans during the year	0.29%	0.55%	0.39%	0.15%	0.16%
Net charge-offs to average non-performing loans during the year	9.52%	15.74%	10.15%	5.24%	23.91%
Allowance for loan losses to non-performing loans (end of year)	35.45%	29.54%	43.06%	42.32%	51.69%
Allowance for loan losses to total gross loans (end of year)	0.81%	0.97%	1.61%	1.73%	0.61%

Allocation of Allowance for Loan Losses. The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

					At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,009	46.03%	$4,692	48.17%	$6,365	39.87%	$7,812	43.55%	$3,326	50.22%
Multi-family	839	40.44	1,519	36.79	2,654	40.69	3,643	36.12	515	26.17
Commercial	1,654	8.01	1,131	11.28	2,254	15.26	1,599	14.72	286	16.13
Other loans:
Automobile	83	3.85	62	2.25	59	2.55	185	3.83	342	5.56
Home equity	4	0.10	63	0.10	13	0.13	9	0.14	6	0.17
Other	54	1.57	35	1.39	22	1.50	61	1.64	111	1.75

Total allowance for loan losses	$5,643	100.00%	$7,502	100.00%	$11,367	100.00%	$13,309	100.00%	$4,586	100.00%

Investment Activities

General. We are required by federal regulations to maintain an amount of liquid assets in order to meet our liquidity needs. These assets consist of certain specified securities. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly. See “How We Are Regulated—Simplicity Bank” for a discussion of additional restrictions on our investment activities.

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

The current structure of our investment portfolio provides liquidity when loan demand is high, assists in maintaining earnings when loan demand is low and attempts to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Quantitative and Qualitative Disclosures about Market Risk—Asset and Liability Management and Market Risk.”

At June 30, 2013, our investment portfolio totaled $52.7 million and consisted entirely of investment grade collateralized mortgage obligations and mortgage-backed securities. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management’s projected demand for funds for loan originations, deposits, and other activities. At June 30, 2013 we held no trust preferred securities, private-label asset-backed securities, or securities that are less than investment grade, and have never invested in such securities.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At June 30,
	2013		2012		2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available-for-sale:
FHLB bond	$-	-%	$-	-%	$4,999	27.41%
Mortgage-backed securities:
Fannie Mae	8,510	16.15	13,961	25.57	-	-
Freddie Mac	21,565	40.91	5,410	9.91	184	1.01
Collateralized mortgage obligations:
Fannie Mae	13,125	24.90	21,060	38.58	5,115	28.04
Freddie Mac	8,980	17.04	12,966	23.75	5,740	31.47

Total securities available-for-sale	$52,180	99.00%	$53,397	97.81%	$16,038	87.93%

Securities held-to-maturity:
Mortgage-backed securities:
Fannie Mae	$119	0.23%	$133	0.24%	$144	0.79%
Freddie Mac	74	0.14	92	0.17	109	0.60
Ginnie Mae	36	0.07	44	0.08	52	0.28
Collateralized mortgage obligations:
Fannie Mae	296	0.56	596	1.09	908	4.98
Freddie Mac	-	-	332	0.61	989	5.42

Total securities held-to-maturity	$525	1.00%	$1,197	2.19%	$2,202	12.07%

Total securities	$52,705	100.00%	$54,594	100.00%	$18,240	100.00%

Other earning assets:
Interest earning time deposits in other financial institutions	$-	-%	$-	-%	$11,669	11.39%
Federal funds sold	76,810	92.86	56,235	86.84	80,440	78.52
FHLB stock	5,902	7.14	8,525	13.16	10,334	10.09

Total other earning assets	$82,712	100.00%	$64,760	100.00%	$102,443	100.00%

Total securities and other earning assets	$135,417		$119,354		$120,683

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Fannie Mae	$-	-%	$-	-%	$-	-%	$8,518	1.27%	$8,518	$8,510	1.27%
Freddie Mac	8	3.90	-	-	-	-	22,220	1.24	22,228	21,565	1.24
Collateralized mortgage obligations:
Fannie Mae	-	-	-	-	-	-	13,105	0.68	13,105	13,125	0.68
Freddie Mac	-	-	-	-	-	-	8,923	0.75	8,923	8,980	0.75

Total securities available-for-sale	$8	3.90%	$-	-%	$-	-%	$52,766	1.02%	$52,774	$52,180	1.02%

Securities held-to-maturity:
Mortgage-backed securities:
Fannie Mae	$-	-%	$-	-%	$-	-%	$119	1.71%	$119	$123	1.71%
Freddie Mac	-	-	-	-	-	-	74	4.32	74	79	4.32
Ginnie Mae	-	-	12	2.75	-	-	24	1.70	36	38	2.05
Collateralized mortgage obligations:
Fannie Mae	-	-	-	-	273	2.13	23	4.00	296	301	2.27

Total securities held-to-maturity	-	-	12	2.75	273	2.13	240	2.73	525	$541	2.42

Total securities	$8	3.90%	$12	2.75%	$273	2.13%	$53,005	1.03%	$53,298	$52,721	1.04%

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by government-sponsored enterprises (“GSEs”) such as Federal National Mortgage Association (“Fannie Mae”), Freddie Mac or Government National Mortgage Association (“Ginnie Mae”). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these GSEs.

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

Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of San Francisco, we are required to own capital stock in the Federal Home Loan Bank. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of San Francisco. The carrying value of Federal Home Loan Bank of San Francisco stock totaled $5.9 million and had a weighted-average-yield of 2.44% for the year ended June 30, 2013. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco.

Equity Investment. At June 30, 2013, we also had an investment in an affordable housing fund totaling $654,000 for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated regularly for impairment based on the remaining allocable tax credits and tax benefits.

Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by the Bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized. At June 30, 2013, the cash surrender value was $13.8 million.

Sources of Funds

General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturity of investment securities, borrowings, and funds provided from operations.

Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. At June 30, 2013, approximately 32.6% of the dollar amount of our deposits was from customers who are employed by the Kaiser Permanente Medical Care Program, one of the largest employers in Southern California. Our ATMs are located in our branches and near Kaiser Permanente Medical Centers and office buildings. We currently do not accept brokered deposits and had none at June 30, 2013.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and bi-weekly direct deposits from customers. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are a relatively stable source of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the years indicated.

	Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Opening balance	$682,889	$634,709	$630,694
Deposits, net of withdrawals	(34,810)	40,380	(4,489)
Interest credited	6,567	7,800	8,504

Ending balance	$654,646	$682,889	$634,709

Net increase (decrease) in deposits	$(28,243)	$48,180	$4,015

Percent increase (decrease) in deposits	(4.14)%	7.59%	0.64%

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	At June 30,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$65,694	10.04%	$71,319	10.44%	$57,512	9.07%
Interest-bearing demand	14,456	2.21	7,771	1.14	-	-
Savings	134,856	20.60	140,921	20.64	133,891	21.09
Money Market	159,555	24.37	156,004	22.84	131,958	20.79
Certificates of deposit:
0.10%—1.99%	119,986	18.33	122,456	17.93	123,770	19.50
2.00%—2.99%	127,976	19.55	147,200	21.56	140,671	22.16
3.00%—3.99%	18,176	2.77	18,995	2.78	19,881	3.13
4.00%—4.99%	13,947	2.13	18,155	2.66	20,366	3.21
5.00%—5.99%	-	-	68	0.01	6,660	1.05

Total Certificates of deposit	280,085	42.78	306,874	44.94	311,348	49.05

Total	$654,646	100.00%	$682,889	100.00%	$634,709	100.00%

As of June 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $150.0 million as compared to $159.1 million at June 30, 2012. The following table sets forth the maturity of those certificates as of June 30, 2013.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$18,340
Over three through six months	35,293
Over six through twelve months	74,172
Over twelve months	22,214

Total	$150,019

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco. See Note 10 of the Notes to our Consolidated Financial Statements.

We may obtain advances from the Federal Home Loan Bank of San Francisco secured by our single-family residential and multi-family loans with an aggregate unpaid principal balance of $450.1 million at June 30, 2013. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30,

2013, we had $60.0 million in Federal Home Loan Bank advances outstanding. At June 30, 2013, we had available credit for advances from the FHLB of San Francisco in the amount of $292.9 million. We interchange the use of deposits and borrowings to fund assets, such as the origination of loans, depending on various factors including liquidity and asset/liability management strategies. We have an established short-term line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2013, we pledged $50.3 million in commercial real estate loans, $21.1 million in automobile loans and $68,000 in investment securities to secure any future borrowings under the line with the Federal Reserve Bank. At June 30, 2013, the available line of credit was $51.5 million. We have never drawn on this short-term line of credit.

The following table sets forth information as to our Federal Home Loan Bank advances at or for the years indicated.

	At or For the Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of year	$60,000	$80,000	$60,000
Average balance outstanding	69,231	93,077	100,615
Maximum month-end balance	80,000	110,000	137,000
Weighted average interest rate during the year	2.00%	3.16%	4.72%
Weighted average interest rate at end of year	1.64%	2.33%	4.86%

Employees

At June 30, 2013, we had a total of 127 full-time employees and 3 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

How We Are Regulated

Set forth below is a brief description of certain laws and regulations which are applicable to Simplicity Bancorp, Inc. and Simplicity Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the operations of Simplicity Bancorp, Inc. and Simplicity Bank. In addition, the regulations governing Simplicity Bancorp, Inc. and Simplicity Bank may be amended from time to time by the OCC, the FDIC and/or the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Any such legislation or regulatory changes in the future could adversely affect Simplicity Bancorp, Inc. or Simplicity Bank. No assurance can be given as to whether or in what form any such changes may occur.

The Dodd Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the former bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the OTS, and required Simplicity Bank to be regulated by the OCC (the primary federal regulator for national banks) as of July 21, 2011. The Dodd-

Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, like the Company, in addition to bank holding companies which it previously regulated. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Simplicity Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators (in Simplicity Bank’s case, the OCC). The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Simplicity Bancorp, Inc.

General. Simplicity Bancorp, Inc is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. It is required to file reports with and is subject to regulation and examination by the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the Federal Reserve Board to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company. Under the Dodd-Frank Act, the functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, were transferred to the Federal Reserve Board on July 21, 2011.

Permissible Activities. Under present law, the business activities of Simplicity Bancorp, Inc. are generally limited to those activities permissible for financial holding companies, bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities, makes an election to be treated as a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of such activity. As of June 30, 2013, Simplicity Bancorp, Inc. has not elected to be a financial holding company.

Federal law prohibits a savings and loan holding company, including Simplicity Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits, with certain exceptions, the acquisition or retention of more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The final capital rule discussed below implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015.

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

Acquisition. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person, or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, such as where the company involved has securities registered with the SEC under the Securities Exchange Act of 1934, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. That rebuttable presumption applies to the Company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Simplicity Bank

General. As a federal savings institution, Simplicity Bank is examined and supervised by the OCC and is also subject to examination by the FDIC, as its deposit insurer. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). In the case of Simplicity Bank, the OCC is the primary examining agency and prepares such confidential reports for the consideration of Simplicity Bank’s board of directors. Simplicity Bank also is a member of and owns stock in the Federal Home Loan Bank of San Francisco, which is one of the twelve regional banks in the Federal Home Loan Bank System. Simplicity Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. Simplicity Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Simplicity Bank’s mortgage documents.

On July 21, 2011, under the Dodd-Frank Act, the OTS’s functions relating to federal savings associations, including rulemaking authority, were transferred to the OCC. The thrift charter was preserved and a new Deputy Comptroller of the Currency position established to oversee the supervision of federal savings associations and savings banks.

Set forth below is a brief description of certain regulatory requirements that are or will be applicable to Simplicity Bank. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Simplicity Bank.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Capital Requirements. Federal regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for federal savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the general valuation allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank. The Bank does not typically engage in asset sales. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual associations where necessary.

At June 30, 2013, the Bank’s capital exceeded all applicable requirements.

In July, 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on

Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

At June 30, 2013, the Bank met the criteria for being considered “well-capitalized.”

The recently adopted final rule that will increase regulatory capital requirements, discussed under “Capital Requirements,” will adjust the prompt corrective action categories accordingly.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2013, the Bank was in compliance with the loans-to-one borrower limitations.

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

A federal savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of laws. At June 30, 2013, Simplicity Bank held 91.14% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

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

Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board before its board of directors declares a dividend.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and it’s implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution, and includes Simplicity Bancorp, Inc. Generally, an institution’s loans and guarantees issued on behalf of affiliates, and certain other transactions with affiliates, are subject to quantitative limits. In this regard, covered transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the institution. In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require federal savings banks to maintain detailed records of all transactions with affiliates.

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

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC, insures deposits at FDIC-insured depository institutions such as Simplicity Bank. Deposit accounts in Simplicity Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Dodd-Frank Act also extended the unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012.

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

As required by the Dodd-Frank Act, the FDIC issued a rule revising the risk-based deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity, instead of total deposits. The rule also revised the assessment rate schedule to provide for assessments ranging from 2.5 to 45 basis points.

As part of a plan to restore the deposit insurance fund in light of numerous failures, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments were applied against the actual quarterly assessments until exhausted, and could not be applied to any special assessments. Any unused prepayments were returned to the institution on June 30, 2013. On December 30, 2009, Simplicity Bank prepaid $3.6 million in estimated assessment fees for the fourth quarter of 2009 through 2012. The excess prepaid assessment fees of $1.0 million was refunded to the Bank. That prepayment was recorded as a prepaid expense and was amortized to expense over three years. Because the prepaid assessments represented the prepayment of future expense, they did not affect regulatory capital (the prepaid asset has a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Simplicity Bank does not believe it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2013, the annualized FICO assessment was equal to 0.66 basis points of total assets less tier 1 capital.

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

Federal Home Loan Bank System. Simplicity Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of San Francisco, Simplicity Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2013, Simplicity Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require federal savings banks to maintain reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2013, Simplicity Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Simplicity Bank are subject to state usury laws and federal laws concerning interest rates. Simplicity Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

Federal Securities Laws

The stock of Simplicity Bancorp, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. Simplicity Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

Simplicity Bancorp, Inc. stock held by persons who are affiliates of Simplicity Bancorp, Inc. may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If Simplicity Bancorp, Inc. meets specified current public information requirements, each affiliate of Simplicity Bancorp, Inc. will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Taxation

General. Simplicity Bancorp, Inc. and Simplicity Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Simplicity Bancorp, Inc. or Simplicity Bank.

Simplicity Bancorp, Inc. and Simplicity Bank are currently under examination by the Internal Revenue Service with respect to their federal income tax returns for tax years ending June 30, 2011 and 2012.

Method of Accounting. For federal income tax purposes, Simplicity Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ended June 30 for filing its federal and state income tax returns.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Simplicity Bancorp, Inc. and Simplicity Bank have been subject to the AMT but currently have no such amounts available as credits for carryover.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2013, Simplicity Bank had no net operating loss carryovers for federal income tax purposes.

Corporate Dividends-Received Deduction. Simplicity Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Simplicity Bank as a wholly owned subsidiary.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At June 30, 2013, Simplicity Bancorp, Inc. and its subsidiary have no capital loss carryovers.

State Taxation

Simplicity Bancorp, Inc. and Simplicity Bank are subject to the California Corporate (Franchise) tax which is assessed at the rate of 10.84%. For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in California law. Simplicity Bancorp, Inc. and Simplicity Bank are currently under examination by the State of California Franchise Tax Board for tax years ended June 30, 2008, 2009, 2010, and 2011.

We do not believe that there are other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that adequate provisions have been made for all income tax uncertainties.

As a Maryland business corporation, Simplicity Bancorp, Inc. is required to file annual returns and pay annual fees to the State of Maryland.

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

All our real estate loans are secured by properties located in California. Decreases in California real estate values beginning in 2008 and continuing through the current period have adversely affected the value of properties collateralizing our loans and increased the risk that we would incur losses if borrowers default on their loans. The S&P/Case-Shiller Home Price Index for the Los Angeles Metropolitan Area declined by approximately 18.1% since the beginning of 2008 and 26.2% as of June 2013 as compared to the high reported in 2006.

As of June 30, 2013, 94.5% or $656.0 million of our loan portfolio consisted of loans secured by real estate properties located in California. Although the impact on the Bank of the negative credit cycle has stabilized and credit quality indicators have improved, as a result of the prolonged weak economy in California, our levels of non-performing loans are still elevated as compared to pre-2008 levels. At June 30, 2013, non-performing loans totaled $15.9 million, or 2.29% of total loans compared to $8.9 million, or 1.2% of total loans at June 30, 2009. In the event that we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic or local conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain significant loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings. See “Item 1-Business- Market Area- Asset Quality.”

Our loan portfolio possesses increased risk due to our level of multi-family residential real estate and commercial real estate loans which could increase our level of provision for loan losses.

Our outstanding multi-family residential real estate and commercial real estate loans accounted for 48.4% of our total loan portfolio as of June 30, 2013. Generally, management considers these types of loans to involve a higher degree of risk compared to permanent first mortgage loans on one-to-four family, owner occupied residential properties. These loans are underwritten on the income producing potential of the property or the successful operation of the borrowers’ or tenants’ businesses, financial strength of the borrower and any guarantors. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

Management plans to continue focusing its efforts to diversify the loan portfolio to ensure profitable growth opportunities in all major loan categories including higher yielding products such as multi-family residential loans and commercial real estate loans. Many of our commercial and multi-family residential real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. Further, commercial and multi-family residential real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family residential real estate loans or the valuation of underlying collateral, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As a result of the above factors, management may determine it necessary to increase the level of provision for loan losses. Increased provisions for loan losses could negatively affect our results of operations.

Our loan portfolio possesses increased risk due to its amount of nonconforming loans.

A significant portion of our one-to-four family residential loans are nonconforming to secondary market requirements, and are therefore, not saleable to Freddie Mac or Fannie Mae. At June 30, 2013, about 20.16% of our one-to-four family residential loan portfolio consisted of loans that were considered nonconforming due to loan size. Included in non-accrual loans at June 30, 2013 were six loans totaling $2.9 million that were nonconforming due to each loan’s principal amount.

As of June 30, 2013, we held in portfolio one-to-four family interest-only mortgage loans totaling $15.4 million or 2.2% of gross loans as compared to $23.2 million or 3.0% of gross loans at June 30, 2012. The interest rates on these loans are generally initially fixed for three, five, seven or ten year terms and then adjust in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term. At June 30, 2013, all of these loans convert to fully-amortizing status within the next five years. From February 2004 until February 2007, we originated or purchased interest-only loans ensuring the loans were underwritten at the fully indexed and fully amortized rate. During this period, we also purchased loans made to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. At June 30, 2013, we had $35.8 million in stated income loans, or 5.2% of gross loans, as compared to $49.4 million, or 6.4% of gross loans at June 30, 2012. Included in our stated income loans at June 30, 201 were $4.0 million in interest-only loans. We have not purchased any interest-only or stated income one- to-four family loans since 2007.

Nonconforming one-to-four family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and we cannot sell such loans to the government sponsored enterprises which may result in higher levels of provision for loan losses. For example, if the interest rate adjustment results in the borrower being unable to make higher payments of both interest and principal or to refinance the loan, we would be required to initiate collection efforts including foreclosure in order to protect our investment. The percentage of nonconforming loans that are either performing or less than 60 days delinquent at June 30, 2013 was 99.4% as compared to 96.9% at June 30, 2012. There can be no assurance that our nonconforming loan portfolio would not be adversely affected should regional and national economic conditions deteriorate further. In addition, there can be no assurance, that we will recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan losses.

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

In the event that loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the loan portfolio and historical loss and delinquency experience, as well as overall economic conditions and peer data. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance for loan losses is also periodically reviewed by our regulators, who may disagree with the allowance and require us to increase such amount. Additions to the allowance for loans losses would be made through increased provisions for loan losses and could negatively affect our results of operations. At June 30, 2013, our allowance for loan losses was $5.6 million, or 0.81% of total loans and 35.45% of non-performing loans as compared to $7.5 million, or 0.97% of total loans and 29.5% of non-performing loans at June 30, 2012.

If our non-performing assets increase, our earnings may be reduced.

At June 30, 2013, our non-performing assets totaled $16.0 million, which was an increase of $6.6 million or 70.3% over non-performing assets at June 30, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our real estate owned assets. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly.

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

We operate in a very competitive market for the attraction of deposits, the primary source of our funding. Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. In recent years competition has also come from institutions that largely deliver their services over the internet. Such competitors have the competitive advantage of lower infrastructure costs. Particularly in times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates, competition for interest bearing deposits increases as customers, particularly certificate of deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, Simplicity Bank may incur a higher cost of funds in an effort to attract and retain customer deposits. We strive to grow our lower cost deposits, such as non-interest bearing checking accounts, in order to reduce our cost of funds.

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

The United States experienced a severe economic recession in 2008 and 2009, which effects have continued into 2013. National economic data, particularly from the labor market, has shown signs of improvements. Economic activity continued to expand at a moderate pace. Housing prices have also moved higher over the past year and consumer sentiment continues to improve. However, there are risks associated with the sustainability of the improving market dynamics as a result of lingering effects of tax increases that could restrain consumption and rising interest rates that might slow the economy. The unemployment rate has stagnated and is expected to be at 7.6% at the end of 2013 and is not expected to improve significantly in the near future. The recovery for California continues to lag behind the rest of the nation as evidenced by the high unemployment rate of 8.5% as of June 2013. While the impact on the negative credit cycle of many financial institutions is beginning to stabilize, loan portfolio quality remains deteriorated as compared to the pre-recession levels reflecting, in part, the weak United States economy, high unemployment rates, and weak housing market. In addition, the decreased value of real estate collateral supporting many commercial loans and home mortgages increased the risk that we would incur losses if borrowers default on their loans.

The FDIC Quarterly Banking Profile has reported that non-performing assets as a percentage of assets for FDIC-insured financial institutions rose to 2.08% as of June 30, 2013, compared to 0.95% as of December 31, 2007. The NASDAQ Bank Index declined 17.0% between December 31, 2007 and June 30, 2013. At June 30, 2013, our non-performing assets as a percentage of total assets was 1.84%.

Continued declines in both the volume of real estate sales and the related sales price coupled with the weak economic environment and the associated high unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital, liquidity, financial condition and business operations. These declines may have a greater affect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified. Moreover, any declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OCC, the Federal Reserve Board and the FDIC. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Financial reform legislation known as the Dodd-Frank Act changed the bank regulatory framework, created an independent consumer protection bureau that assumed the consumer protection responsibilities of the various federal banking agencies and established more stringent capital standards for banks and bank holding companies. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Any further changes in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

—	the OCC became the primary federal regulator for federal savings banks such as Simplicity Bank (replacing the Office of Thrift Supervision), and the Federal Reserve

Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Simplicity Bancorp, Inc.;

—

effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

—

the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, the new rule for savings and loan holding companies has set January 1, 2015 as the date the new capital requirements will begin to apply;

—

the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

—

a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Simplicity Bank, will be examined by their applicable bank regulators; and

—

federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations. Higher capital levels would reduce our ability to grow and increase our interest-earning assets which would adversely affect our return on stockholders’ equity.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Simplicity Bank and Simplicity Bancorp, Inc. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Simplicity Bank and Simplicity Bancorp, Inc. on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for Simplicity Bank and Simplicity Bancorp, Inc. could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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

Our stock price may be volatile due to limited trading volume.

Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in Simplicity Bancorp, Inc.’s common stock has been relatively small, averaging less than 25,000 shares per day during 2013. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At June 30, 2013, we had six full service offices and one financial service center. Our financial service centers provide all the same services as a full service office except they do not dispense cash; however, cash is available from an ATM located on site. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $2.9 million at June 30, 2013.

The following table provides a list of our offices.

Location	Owned or Leased	Lease Expiration Date	Deposits at June 30, 2013 (In thousands)

EXECUTIVE OFFICE
1359 North Grand Avenue Covina, CA 91724	Leased	April 2015	n/a

LOCATIONS:
650 South Grand Avenue, Suite 105(1) Glendora, CA 91740	Leased	February 2023	$148,343

252 South Lake Avenue(1) Pasadena, CA 91101	Leased	May 2015	67,998

9714 Sierra Avenue, Suite 101(2) Fontana, CA 92335	Leased	December 2014	98,437

8501 Van Nuys Boulevard(1) Panorama City, CA 91402	Leased	February 2016	130,231

114 Stonewood Street(1) Downey, CA 90241	Leased	March 2016	72,289

26640 Western Avenue, Suite N(1) Harbor City, CA 90710	Leased	March 2016	45,282

1118 N. Vermont Avenue(1) Los Angeles, CA 90029	Leased	November 2015	92,066

11810 Pierce Street, Suite 150(3) Riverside, CA 92505	Owned	n/a	n/a

(1)	Full service office.
(2)	Financial service center.
(3)	Business continuity (IT center)

We believe that our current facilities are adequate to meet the present needs of Simplicity Bank and Simplicity Bancorp, Inc. We continue to evaluate our owned and leased facilities and may determine from time to time that certain of our premises and facilities are no longer in alignment with our business objectives.

We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2013 was $869,000.

Item 3. Legal Proceedings.

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. At June 30, 2013, we do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the Nasdaq Global Select Market under the symbol “SMPL.” We own 100% of Simplicity Bank. The approximate number of holders of record of our common stock as of August 30, 2013 is 2,793. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not know or included in the foregoing number.

The following table sets forth the high and low sales prices by quarter for our shares of common stock and cash dividends paid per share for the years ended June 30, 2013 and 2012.

The high and low sales prices for the quarterly periods noted below were obtained from the Nasdaq Stock Market.

	Market Price Range
	High	Low	Dividends
Year ended June 30, 2013
Quarter ended September 30, 2012	$15.74	$13.87	$0.08
Quarter ended December 31, 2012	$15.49	$13.50	$0.08
Quarter ended March 31, 2013	$15.69	$14.02	$0.08
Quarter ended June 30, 2013	$15.45	$14.02	$0.08

Year ended June 30, 2012
Quarter ended September 30, 2011	$13.07	$11.00	$0.06
Quarter ended December 31, 2011	$13.00	$11.37	$0.07
Quarter ended March 31, 2012	$13.99	$12.53	$0.07
Quarter ended June 30, 2012	$15.34	$13.10	$0.08

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

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on June 30, 2008 and that all dividends were reinvested.

	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013
Simplicity Bancorp, Inc.**	100	89.05	92.68	92.96	113.80	114.06
Russell 2000	100	74.99	91.10	125.18	122.58	152.25
SNL Thrift NASDAQ	100	86.04	89.20	87.02	87.45	110.52

**prior to November 19, 2010, the Company refers to K-Fed Bancorp and the stock price has been adjusted to reflect the 0.7194 exchange ratio.

Dividend Policy

Dividend payments by Simplicity Bancorp, Inc. are dependent primarily on dividends it receives from Simplicity Bank. A regulation of the OCC imposes limitations on “capital distributions” by savings institutions. See “Federal Banking Regulations-Capital Distributions.” No capital distributions to Simplicity Bancorp, Inc. were made during fiscal years 2013 or 2012. In addition, Simplicity Bancorp, Inc. is subject to state law limitations on the payment of dividends. Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend and to an amount that would not make us insolvent.

Equity Compensation Plans

Set forth below is information, as of June 30, 2013, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	180,220	$15.98	844,276
Equity compensation plans not approved by stockholders	-	-	-

Total	180,220	$15.98	844,276

(1)	Consists of options granted to directors and employees to purchase stock under the 2004 Stock Option Plan. There were no stock options granted under the 2011 Equity Incentive Plan.

Issuer Purchases of Equity Securities

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan*
4/1/13 – 4/30/13	24,145	$15.06	24,145	413,081
5/1/13 – 5/31/13	86,300	14.55	86,300	326,781
6/1/13 – 6/30/13	60,000	14.56	60,000	266,781

Total	170,445	$14.63	170,445

* Since November 2011, the Company has repurchased 1,517,667 shares under three previously announced stock repurchase programs. On March 29, 2013, the Company announced that its Board of Directors authorized the fourth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares upon completion of the third stock repurchase program, or up to approximately 413,081 shares.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated historical financial and other data of Simplicity Bancorp, Inc. and its subsidiary for the years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of Simplicity Bancorp, Inc. and related notes to the consolidated financial statements. The information at June 30, 2013 and 2012 and for the years ended June 30, 2013, 2012 and 2011 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at June 30, 2011, 2010 and 2009 and for the years ended June 30, 2010 and 2009 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K. The information presented prior to November 19, 2010 is of K-Fed Bancorp, Simplicity Bancorp, Inc.’s predecessor company.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$867,377	$923,330	$856,439	$866,802	$895,097
Cash and cash equivalents	85,674	66,018	89,654	39,560	73,705
Interest earning time deposits in other financial institutions	-	-	11,669	19,267	25,508
Securities available-for-sale	52,180	53,397	16,038	2,290	4,236
Securities held-to-maturity	525	1,197	2,202	3,751	5,528
Federal Home Loan Bank stock	5,902	8,525	10,334	12,179	12,649
Loans receivable, net	689,708	764,717	696,646	757,985	746,875
Deposits	654,646	682,889	634,709	630,694	566,193
Borrowings	60,000	80,000	60,000	137,000	207,004
State of California time deposit	-	-	-	-	25,000
Total stockholders’ equity	145,438	154,148	157,399	94,705	92,558

	For the year ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$36,329	$40,629	$43,586	$45,014	$45,173
Total interest expense	7,870	10,616	13,940	18,088	22,883

Net interest income	28,459	30,013	29,646	26,926	22,290
Provision for loan losses	250	250	950	9,867	2,586

Net interest income after provision for loan losses	28,209	29,763	28,696	17,059	19,704
Total noninterest income	6,902	4,439	4101	4,689	4,549
Total noninterest expense	25,361	22,684	19,164	17,022	16,749

Income before income tax expense	9,750	11,518	13,633	4,726	7,504
Income tax expense	3,529	4,298	4,880	1,386	2,755

Net income	$6,221	$7,220	$8,753	$3,340	$4,749

Basic earnings per share	$0.76	$0.81	$0.95	$0.35	$0.50

Diluted earnings per share	$0.76	$0.81	$0.95	$0.35	$0.50

Dividends per share	$0.32	$0.26	$0.31	$0.61	$0.61

	At or for the Year Ended June 30,
	2013	2012	2011	2010	2009
Selected Operating Ratios:
Return on assets (ratio of net income to average total assets)	0.69%	0.79%	1.00%	0.38%	0.55%
Return on equity (ratio of net income to average total equity)	4.16%	4.57%	6.62%	3.58%	5.21%
Dividend payout ratio(1)	42.07%	32.24%	33.04%	172.31%	121.52%
Ratio of noninterest expense to average total assets	2.78%	2.48%	2.23%	1.92%	1.94%
Efficiency ratio(2)	71.33%	65.89%	57.26%	53.84%	62.41%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.98%	127.58%	123.49%	115.90%	115.01%
Average interest rate spread	3.07%	3.09%	3.15%	2.84%	2.29%
Interest rate spread at end of year(3)	3.01%	3.16%	3.22%	3.17%	2.57%
Net interest margin(4)	3.32%	3.42%	3.54%	3.18%	2.71%

Asset Quality Ratios:
Non-performing assets to total assets	1.84%	2.89%	3.18%	3.79%	1.05%
Allowance for loan losses to non-performing loans(5)	35.45%	29.54%	43.06%	42.32%	51.69%
Allowance for loan losses to total loans(5)(6)	0.81%	0.97%	1.61%	1.73%	0.61%
Net charge-offs to average outstanding loans	0.29%	0.55%	0.39%	0.15%	0.16%
Non-performing loans to total loans	2.29%	3.29%	3.73%	4.08%	1.18%

Capital Ratios:
Equity to total assets at end of year	16.77%	16.69%	18.38%	10.93%	10.34%
Average equity to average assets	16.70%	17.23%	15.06%	10.51%	10.57%
Tier 1 leverage (Bank only)	15.28%	13.52%	13.67%	9.42%	8.65%
Tier 1 risk-based (Bank only)	22.87%	19.90%	20.79%	13.48%	12.76%
Total risk-based (Bank only)	23.85%	21.10%	21.87%	14.73%	13.32%

Other Data:
Number of branches	7	9	9	9	9
Number of ATMs	58	58	58	57	56
Number of loans	7,089	6,623	5,838	7,219	8,800
Number of deposit accounts	65,085	68,726	67,317	67,439	66,988
Assets in millions per total number of full-time equivalent employees	$6.75	$7.16	$7.55	$8.54	$9.62

(1)

The dividend payout ratio is calculated using dividends declared (including those waived by K-Fed Bancorp’s mutual holding company parent, K-Fed Mutual Holding Company for periods prior to November 19, 2010) divided by net income.

	At or for the Year Ended June 30,
	2011	2010	2009
	(in thousands)
Total dividends paid	$1,917	$1,856	$1,872

Total dividends waived by K-Fed Mutual Holding Company	$975	$3,899	$3,899

Total dividends paid and total dividends waived by K-Fed Mutual Holding Company	$2,892	$5,755	$5,771

(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income
(3)	The spread between average yield on total interest-earning assets and average cost on total interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	The allowance for loan losses at June 30, 2013, 2012, 2011, 2010, and 2009 was $5.6 million, $7.5 million, $11.4 million, $13.3 million, and $4.6 million, respectively.
(6)	Total loans are reported at their outstanding principal balances, net of charge-offs and interest payments received on impaired loans on non-accrual status.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Business Strategy

Our results of operations depend primarily on our net interest income, which is the difference between interest income earned on interest-earning assets, consisting of loans and investment securities, and interest expense paid on interest-bearing liabilities, consisting of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, noninterest income and noninterest expenses. Noninterest income consists primarily of gain on sale of loans, service charges on deposit accounts and ATM fees and other charges. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, ATM costs, advertising, professional services and other expenses. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

With our six branch offices, one financial service center and ATM networks strategically located at or near Kaiser Permanente facilities, we will continue to be an attractive choice for our customer base. Financial service centers provide all the services of a branch office but do not accept or dispense cash except through an on-site ATM. Financial service centers in Riverside and Santa Clara

California were closed in fiscal 2013 in order to focus our strategic efforts and resources in retail markets that allow us to more effectively compete.

Our mission is to create lasting value for our customers, employees, communities and investors by simplifying the banking experience. Consistent with that mission, our goal is to promote the financial well being of the customers and communities we serve, through the delivery of high quality financial services and prudent management. We seek to accomplish this goal by:

—

continuing our emphasis on building and expanding customer relationships by utilizing online banking and bill payment services, mobile banking services and maintaining easily accessible offices and ATMs;

—

expanding our branch network through leasing new branch/financial service center facilities or by acquiring branches from other financial institutions in locations that are strategically positioned to meet our business objectives. We have no current understandings or agreements for any specific acquisition;

—	continuing our efforts to reduce non-performing assets;

—

continuing to focus our efforts to diversify the loan portfolio to ensure profitable growth opportunities in all major loan categories, including one-to-four family residential real estate loans, multi-family residential loans, commercial real estate loans, consumer loans;

—

continuing to focus on mortgage banking activities which primarily consists of the origination and sale of fixed rate conforming one-to-four family residential real estate loans in the secondary market with servicing generally retained; and

—

cautiously evaluating expansion opportunities through acquisitions of other financial institutions, primarily in Southern California. We have no current understandings or agreements for any specific acquisition.

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

Allowance for Loan Losses. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by charge-offs and non-performing loan trends. Generally, one- to-four family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal lines of credit loans). While management intends to focus our efforts in diversifying the loan portfolio, in the past few years, our loan mix has changed as we focused our efforts on originating multi-family residential loans, which in turn increased our income property (multi-family residential and commercial real estate) loan portfolio over historical levels. Income property lending, however, has a higher credit risk profile than consumer and one- to-four family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents probably incurred credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

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

Fair Value of Financial Instruments. The estimation of fair value is significant to certain of our assets, including investment securities available-for-sale, real estate owned, mortgage servicing assets, loans held for sale, derivatives, and the value of loan collateral for impaired loans. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2013 and June 30, 2012.

Assets. Total assets decreased to $867.4 million at June 30, 2013 from $923.3 million at June 30, 2012 due primarily to a decrease in loans receivable, partially offset by an increase in cash and cash equivalents.

Total cash and cash equivalents increased by $19.7 million, or 29.8%, to $85.7 million at June 30, 2013 from $66.0 million at June 30, 2012. The increase was primarily due to a decrease in loans receivable which resulted in increased liquidity from the payoffs and repayments from such loans.

Our investment securities portfolio decreased by $1.9 million, or 3.5%, to $52.7 million at June 30, 2013 from $54.6 million at June 30, 2012. The decrease was primarily a result of proceeds from maturities and principal repayments of securities exceeding new purchases of securities available-for-sale. Securities available-for-sale decreased to $52.2 million at June 30, 2013 from $53.4 million at June 30, 2012.

Our gross loans receivable decreased $76.3 million, or 9.9%, to $694.3 million at June 30, 2013 from $770.6 million at June 30, 2012. The decrease was due to total loan principal repayments, sales and payoffs of $309.9 million exceeding new loan originations of $242.0 million. One-to-four family residential real estate loans decreased $51.6 million, or 13.9% to $319.7 million at June 30, 2013 from $371.3 million at June 30, 2012 due primarily to sales of newly originated conforming fixed rate loans held for sale in the secondary market . Multi-family residential loans decreased slightly by $2.8 million, or 1.0% to $280.8 million at June 30, 2013 from $283.6 million at June 30, 2012 due to principal repayments and payoffs exceeding originations. Commercial real estate loans decreased $31.3 million, or 36.0% to $55.6 million at June 30, 2013 from $87.0 million at June 30, 2012 due to principal repayments and payoffs as there have been no commercial real estate loan originations since January 2009. Real estate loans comprised 94.5% of the new total loan portfolio at June 30, 2013, compared to 96.3% at June 30, 2012. Consumer loans which are comprised primarily of automobile loans increased $9.4 million or 32.7% to $38.3 million at June 30, 2013 from $28.9 million at June 30, 2012 due to $30.4 million in loan originations in fiscal 2013. The increase in automobile loans was primarily attributable to the pricing and delivery channel enhancements on automobile loan products during fiscal 2013.

The allowance for loan losses decreased by $1.9 million, or 24.8%, to $5.6 million at June 30, 2013 from $7.5 million at June 30, 2012. The general valuation allowance decreased by $90,000 to $4.6 million at June 30, 2013 from $4.7 million at June 30, 2012. Delinquent loans 60 days or more past due decreased to $5.5 million or 0.79% of total loans at June 30, 2013 from $9.4 million or 1.22% of total loans at June 30, 2012. Non-performing assets decreased to $16.0 million or 1.84% of total assets at June 30, 2013 from $26.7 million or 2.89% of total assets at June 30, 2012. At June 30, 2013 the general valuation allowance was comprised of $2.1 million, $839,000, $1.6 million and $137,000 on one-to-four family residential, multi-family residential, commercial real estate and consumer loans, respectively. At June 30, 2012 the general valuation allowance was comprised of $2.5 million, $1.3 million, $852,000 and $120,000 on one-to-four family residential, multi-family residential, commercial real estate and consumer loans, respectively. The decline in the general valuation allowance on one-to-four family residential was a result of an improvement in historical loss factors coupled with a decline in the one-to-four family residential loan balance. The decline in the general valuation allowance on multi-family residential loans was primarily a result of a decline in the historical loss factors. The increase in the general valuation allowance on commercial real estate loans was primarily a result of an increase in classified assets of this loan type as well as an increase in the historical loss factors. The valuation allowances on loans individually evaluated for impairment decreased by $1.8 million to $1.0 million at June 30, 2013 from $2.8 million at June 30, 2012. The reduction in valuation allowances on impaired loans was attributable to charge-offs of allowances previously identified. See “Item 1-Business—Asset Quality-Allowance for Loan Losses.”

Deposits. Total deposits decreased $28.2 million, or 4.1%, to $654.6 million at June 30, 2013 from $682.9 million at June 30, 2012. The decline was comprised primarily of a decrease in certificates of deposit of $26.8 million, or 8.7% to $280.1 million at June 30, 2013 from $306.9 million at June 30, 2012. The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields as accounts reprice to lower offering rates. Total non-certificate accounts decreased $1.4 million, or 0.4%. Non interest-bearing demand and interest-bearing checking increased $1.1 million, or 1.3% to $80.2 million at June 30, 2013 from $79.1 million at June 30, 2012. Savings accounts decreased $6.1 million, or 4.3%, to $134.9 million at June 30, 2013 from $140.9 million at June 30, 2012. The decrease in savings accounts was primarily attributable to lower offering rates on certain savings products that were discontinued during the year. Money market accounts increased $3.6 million, or 2.3% to $159.6 million at June 30, 2013 from $156.0 million at June 30, 2012. The growth in money market balances was attributable to customers preferring the short-term flexibility of non-certificate accounts in a low interest rate environment.

Borrowings. Advances from the FHLB of San Francisco decreased to $60.0 million at June 30, 2013 as compared to $80.0 million at June 30, 2012 due to the payoff of a maturing $20 million higher costing advance. The weighted average cost of FHLB advances decreased to 1.64% at June 30, 2013 from 2.33% at June 30, 2012.

Stockholders’ Equity. Total stockholders’ equity represented 16.8% of total assets and decreased $8.7 million or 5.6%, to $145.4 million at June 30, 2013 from $154.1 million at June 30, 2012. The decrease in stockholders’ equity was primarily attributable to shares repurchased during the year ended June 30, 2013 pursuant to the stock repurchase programs previously announced of $13.0 million as well as cash dividends paid of $2.6 million, partially offset by an increase in net income of $6.2 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the years ended June 30, 2013, 2012 and 2011, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.

	For the year ended June 30,
	2013			2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-Earning Assets
Loans receivable(1)(2)	$728,978	$35,501	4.87%	$709,394	$39,619	5.58%	$725,844	$42,962	5.92%
Securities(3)	55,758	492	0.88	47,718	672	1.41	7,859	278	3.54
Federal funds sold	65,930	155	0.24	106,017	262	0.25	81,074	195	0.24
FHLB stock	7,418	181	2.44	9,457	38	0.40	11,286	42	0.37
Interest-earning deposits in other financial institutions	-	-	-	4,908	38	0.77	11,775	109	0.93

Total interest-earning assets	858,084	36,329	4.23	877,494	40,629	4.63	837,838	43,586	5.20

Noninterest earning assets	37,115			39,014			39,925

Total assets	$895,199			$916,508			$877,763

Interest-Bearing Liabilities
Interest-bearing checking	$12,088	$6	0.05%	$2,107	$3	0.14%	$-	$-	-%
Money market	162,405	413	0.25	143,080	659	0.46	125,817	851	0.68
Savings deposits	135,303	159	0.12	137,109	293	0.21	130,172	467	0.36
Certificates of deposit	296,751	5,906	1.99	312,421	6,718	2.15	321,846	7,870	2.45
Borrowings	69,231	1,386	2.00	93,077	2,943	3.16	100,615	4,752	4.72

Total interest-bearing liabilities	675,778	7,870	1.16	687,794	10,616	1.54	678,450	13,940	2.05

Noninterest bearing liabilities	69,900			70,835			67,126

Total liabilities	745,678			758,629			745,576
Equity	149,521			157,879			132,187

Total liabilities and equity	$895,199			$916,508			$877,763

Net interest/spread(4)		$28,459	3.07%		$30,013	3.09%		$29,646	3.15%

Margin(5)			3.32%			3.42%			3.54%

Ratio of interest-earning assets to interest-bearing liabilities	126.98%			127.58%			123.49%

(1) Calculated net of deferred fees, loan loss reserves and includes non-accrual loans.

(2) Interest income includes loan fees of $164,000 $50,000, and $151,000 for the fiscal years ended June 30, 2013, 2012, and 2011, respectively.

(3) Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.

(4) The spread between average yield on total interest-earning assets and average cost on total interest-bearing liabilities.

(5) Net interest income divided by interest-earning assets.

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

	For the Year Ended June 30, 2013 vs. 2012				For the Year Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(in thousands)
Interest-Earning Assets
Loans receivable(1)	$1,094	$(5,072)	$(140)	$(4,118)	$(974)	$(2,424)	$55	$(3,343)
Securities	113	(251)	(42)	(180)	1,411	(167)	(849)	395
Federal funds sold	(99)	(13)	5	(107)	60	5	2	67
FHLB stock	(8)	193	(42)	143	(7)	3	(1)	(5)
Interest-earning deposits in other financial institutions	(38)	(38)	38	(38)	(64)	(18)	10	(72)

Total interest-earning assets	$1,062	$(5,181)	$(181)	$(4,300)	$426	$(2,601)	$(783)	$(2,958)

Interest-Bearing Liabilities
Interest-bearing checking	$14	$(2)	$(9)	$3	$-	$-	$3	$3
Money market	89	(295)	(40)	(246)	117	(272)	(37)	(192)
Savings deposits	(4)	(132)	2	(134)	25	(189)	(10)	(174)
Certificates of deposit	(337)	(500)	25	(812)	(231)	(949)	28	(1,151)
Borrowings	(754)	(1,080)	277	(1,557)	(356)	(1,571)	118	(1,809)

Total interest-bearing liabilities	$(992)	$(2,009)	$255	$(2,746)	$(445)	$(2,981)	$102	$(3,323)

Change in net interest income/spread	$2,054	$(3,172)	$(436)	$(1,554)	$871	$380	$(885)	$365

(1) Total loans are net of deferred fees and costs.

Comparison of Results of Operations for the Years Ended June 30, 2013 and 2012.

General. Net income for the year ended June 30, 2013 was $6.2 million, a decrease of $1.0 million, or 13.8%, as compared to net income of $7.2 million for the year ended June 30, 2012. Earnings per basic and diluted common share were $0.76 for the year ended June 30, 2013 compared to $0.81 for the year ended June 30, 2012. The decrease in net income primarily resulted from a decrease in net interest income of $1.6 million and an increase in noninterest expense of $2.7 million, which were partially offset by an increase in noninterest income of $2.5 million for the year ended June 30, 2013.

Interest Income. Interest income decreased by $4.3 million, or 10.6%, to $36.3 million for the year ended June 30, 2013 from $40.6 million for the year ended June 30, 2012. The decline in interest income was primarily due to decreases in interest and fees on loans and interest on securities.

Interest and fees on loans decreased $4.1 million, or 10.4%, to $35.5 million for the year ended June 30, 2013 from $39.6 million for the year ended June 30, 2012. The primary reason for the decrease was a decline in the average yield on loans to 4.87% for the year ended June 30, 2013 as compared to 5.58% for the year ended June 30, 2012, partially offset by an increase of $19.6 million in the average balance of loans receivable to $729.0 million for the year ended June 30, 2013 from $709.4 million for the year ended June 30, 2012. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and payoffs of higher yielding seasoned loans during the period as a result of the low interest rate environment.

Interest income on securities decreased by $180,000, or 26.8%, to $492,000 for the year ended June 30, 2013 from $672,000 for the year ended June 30, 2012. The decrease was primarily attributable to a decrease in the average yield on securities from 1.41% for the year ended June 30, 2012 to 0.88% for the year ended June 30, 2013 due to purchases of lower yielding securities and the payoff of higher yielding securities.

Interest Expense. Interest expense decreased $2.7 million, or 25.9%, to $7.9 million for the year ended June 30, 2013 from $10.6 million for the year ended June 30, 2012. The decline was primarily due to decreases in interest expense on deposits and borrowings as a result of low interest rates during the year ended June 30, 2013.

Interest expense on deposits decreased $1.2 million, or 15.5%, from $7.7 million for the year ended June 30, 2012 to $6.5 million for the year ended June 30, 2013. The primary reason for the decrease was a 22 basis point decline in the average cost of deposits from 1.29% for the year ended June 30, 2012 to 1.07% for the year ended June 30, 2013 due to the continuing low interest rate environment.

Interest expense on borrowings decreased $1.6 million, or 52.9%, from $2.9 million for the year ended June 30, 2012 to $1.4 million for the year ended June 30, 2013. The decline was primarily attributable to a 116 basis points decrease in the average cost of borrowings from 3.16% for the year ended June 30, 2012 to 2.00% for the year ended June 30, 2013 as a result of the pay down of $20.0 million in scheduled maturities of higher costing borrowings.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in ASC 310, “Receivables.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. See “—Critical Accounting Policies and Estimates” and “Item 1-Business—Asset Quality—Allowance for Loan Losses.”

Our provision for loan losses remained consistent at $250,000 for the year ended June 30, 2013 and 2012. For the first three quarters of fiscal 2013 the provision was $1.9 million due to increased short sale activities and charge-offs on impaired loans resulting from the transfer of servicing of one-to-four family residential loans from two prior third party servicers. In the fourth quarter, the year-to-date provision was partially offset by a $1.6 million provision reversal. The $1.6 million reversal of provision for loan losses for the quarter ended June 30, 2013 was primarily attributable to a $1.0 million recovery in connection with a settlement agreement on a delinquent multi-family loan in addition to continued improvement in asset quality and delinquent loan balance. Delinquent loans, 60 days or more, decreased to $5.5 million or 0.79% of total loans at June 30, 2013 from $9.4 million, or 1.22% of total loans at June 30, 2012. Non-performing loans decreased to $15.9 million, or 2.29% of total loans at June 30, 2013 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012.

The provision for loan losses was comprised of a $499,000 provision on one-to-four family loans, a $1.4 million reduction in provision on multi-family loans, a $1.0 million provision on commercial real estate loans, a $19,000 provision on automobile loans, a $9,000 reduction in provision on home equity loans and a $58,000 provision on other loans. The decrease in provision on one-to-four family loans was primarily due to a decrease in the historical loss factors. The decrease in provision on multi-family loans was primarily due to a $1.0 million recovery in connection with a settlement agreement on a delinquent multi-family loan and a reduction in the valuation allowance on multi-family loans that were individually evaluated for impairment. The increase in provision on commercial real estate loans was primarily due to an increase in the historical loss factors on criticized and classified commercial real estate loans. There was also charge-offs of $527,000 on two commercial real estate loans that exhibited weakness during fiscal 2013. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income increased by $2.5 million, or 55.5%, to $6.9 million for the year ended June 30, 2013 compared to $4.4 million for the year ended June 30, 2012. The increase in noninterest income was primarily a result of $2.1 million in gain on the sale of loans. During the 2013 fiscal year we originated conforming fixed rate one-to-four family residential real estate loans secured by properties in California and generated revenues from fee income on the origination and sale of these loans in the secondary market. Loans originated for sale met the origination and underwriting guidelines established by Freddie Mac and were sold without recourse on a servicing-retained basis. Of the total loan originations of $242.0 million in fiscal 2013, loans originated for sale totaled $75.8 million while loans sold totaled $71.3 million. As market conditions permit, we intend to continue our mortgage banking activites in future periods.

Noninterest Expense. Our noninterest expense increased $2.7 million, or 11.8% to $25.4 million for the year ended June 30, 2013 as compared to $22.7 million for the year ended June 30, 2012 primarily due to an increase in salaries and benefits expense and advertising and promotional expenses.

Salaries and benefits expense increased $1.3 million, or 11.8%, to $12.8 million for the year ended June 30, 2013 as compared to $11.4 million for the year ended June 30, 2012 primarily due to employees hired in the areas of eCommerce, marketing and lending and included a lump sum severance payment to a former executive in the amount of $367,500. Employees hired in eCommerce and marketing continue to focus on aligning marketing efforts under the Bank’s new name and brand launched in November 2012 and expanding customer relationships through enhanced delivery channels such as online and mobile banking. The Company also hired seasoned loan officers, underwriters and support staff in the one-to-four family mortgage loan origination department to accommodate increased loan origination and sale activity.

Advertising and promotional expenses increased to $1.1 million for the year ended June 30, 2013 from $459,000 for the year ended June 30, 2012. The increase was primarily due to the branding campaign and promotional efforts in relation to the new name.

Income Tax Expense. Income tax expense decreased to $3.5 million for the year ended June 30, 2013 compared to $4.3 million for the year ended June 30, 2012. This decrease was primarily the result of lower pretax income for the year ended June 30, 2013 compared to the year ended June 30, 2012. The effective tax rate was 36.2% and 37.3% for the years ended June 30, 2013 and 2012, respectively.

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

Interest and fees on loans decreased $3.3 million, or 7.8%, to $39.6 million for the year ended June 30, 2012 from $43.0 million for the year ended June 30, 2011. The primary reason for the decrease was a decline in the average yield on loans to 5.58% for the year ended June 30, 2012 as compared to 5.92% for the year ended June 30, 2011. Additionally, the average loan receivable balance decreased by $16.5 million, or 2.3% to $709.4 million for the year ended June 30, 2012 from $725.8 million for the year ended June 30, 2011 due to the high level of payoff and refinancing in the low interest rate environment.

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

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in ASC 310, “Receivables.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. See “—Critical Accounting Policies and Estimates” and “Item 1-Business—Asset Quality—Allowance for Loan Losses.”

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

Noninterest Income. Our noninterest income increased by $338000, or 8.2%, to $4.4 million for the year ended June 30, 2012 as compared to $4.1 million for the year ended June 30, 2011. The increase in noninterest income was primarily a result of a $253,000 decrease in REO and foreclosure expense and $133,000 increase in ATM fees and charges due to increased transaction volume, offset by a $55,000 decrease in service charges and fees.

REO and foreclosure expenses decreased by $253,000 to $238,000 for the year ended June 30, 2012 from $491,000 for the year ended June 30, 2011. For the year ended June 30, 2012, there was a net gain of $56,000 on the sale of REO sold during the year as compared to a loss of $157,000 for the year ended June 30, 2011. Additionally, there was a decrease in REO write-down of $163,000, offset by an increase in foreclosure and REO operating expenses of $123,000 due to increased cost of foreclosure activities during the year.

Noninterest Expense. Our noninterest expense increased $3.5 million, or 18.4% to $22.7 million for the year ended June 30, 2012 as compared to $19.2 million for the year ended June 30, 2011 primarily due to an increase in salaries and benefits expense and professional services.

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

Our liquidity, represented by cash and cash equivalents, interest earning accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments, maturities and sales of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-

backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances and previously used State of California time deposits, to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Item 1-Business—Lending Activities.” We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2013, total approved loan commitments amounted to $8.7 million, which included the un-advanced portion of loans of $2.1 million. There were no advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2013. Certificates of deposit scheduled to mature in one year or less at June 30, 2013, were $121.6 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Simplicity Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At June 30, 2013, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $292.9 million. We also had an available short-term line of credit with the Federal Reserve Bank of San Francisco of $51.5 million at June 30, 2013, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes our long-term contractual obligations at June 30, 2013.

Contractual obligations	Total	Less than 1 year		1 – 3 Years	Over 3 – 5 Years	More than 5 years
	(In thousands)
FHLB advances	$60,000	$-		$20,000	$20,000	$20,000
Operating lease obligations	2,816		1,045	1,258	144	369
Loan commitments to originate residential mortgage loans	6,527		6,527	-	-	-
Available home equity and un-advanced lines of credit	2,138		2,138	-	-	-
Certificates of deposit	280,085		121,566	123,706	34,688	125

Total commitments and contractual obligations	$351,566		$131,276	$144,964	$54,832	$20,494

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

Capital

The table below sets forth Simplicity Bank’s capital position relative to its OCC capital requirements at June 30, 2013 and 2012. The definitions of the terms used in the table are those provided in the capital regulations. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See “How We Are Regulated—Capital Requirements.”

	Actual Ratio	Minimum Capital Adequacy Requirements	Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2013:
Total capital (to risk-weighted assets)	23.85%	8.00%	10.00%
Tier 1 capital (to risk-weighted assets)	22.87	4.00	6.00
Tier 1 (core) capital (to adjusted tangible assets)	15.28	4.00	5.00

June 30, 2012:
Total capital (to risk-weighted assets)	21.10%	8.00%	10.00%
Tier 1 capital (to risk-weighted assets)	19.90	4.00	6.00
Tier 1 (core) capital (to adjusted tangible assets)	13.52	4.00	5.00

Consistent with our goal to operate a sound and profitable financial organization, at June 30, 2013, we were considered a “well capitalized” institution in accordance with regulatory standards.

During the year ended June 30, 2013, we repurchased 871,215 shares of our common stock pursuant to previously announced stock repurchase plans at a weighted average cost of $14.91 per share as compared to 646,452 shares at a weighted average cost of $13.66 per share for the year ended June 30, 2012.

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

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates. In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors recommend and set the asset and liability policies of Simplicity Bank, which are implemented by the asset/liability management committee.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

—	maintaining an adequate level of adjustable rate loans;

—	originating a reasonable volume of short- and intermediate-term loans;

—	originating and selling a reasonable volume of fixed rate 15-year and 30-year one-to-four family residential mortgage loans in the secondary market;

—	managing our deposits to establish stable deposit relationships; and

—	using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms.

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

An independent third party provided Simplicity Bank with the information presented in the following tables, which are based on information provided by Simplicity Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the years ended June 30, 2013 and 2012 and the immediate, permanent and parallel movements in interest rates of +/- 100, +200 and +300 basis points, as well as the change in Simplicity Bank’s net portfolio value at June 30, 2013 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

June 30, 2013		June 30, 2012
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	6.26%	+300 bp	0.27%
+200	1.59	+200	0.40
+100	0.69	+100	0.44
-100	0.20	-100	(2.41)

Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)
				NPV Ratio(4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+400	100,484	(40,429)	(28.69)%	12.71%	(314)
+300	111,772	(29,141)	(20.68)	13.73	(212)
+200	122,542	(18,371)	(13.04)	14.62	(124)
+100	132,332	(8,581)	(6.09)	15.32	(53)
-	140,913	-	-	15.85	-
-100	150,178	9,265	(6.57)	16.42	57

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Please see pages F-1 through F-55 of this Form 10-K.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of our Independent Registered Public Accounting Firm on Pages F-2 and F-3.

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Code of Ethics. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company’s and the Bank’s Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company’s Code of Ethics is available on our website at www.simiplicitybancorp.com. Amendments to and waivers from the Code of Ethics will also be disclosed on our website.

Item 11. Executive Compensation.

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements:

See Part II—Item 8. Financial Statements and Supplementary Data

(b)	Exhibits:

	3.1	Articles of Incorporation of the Registrant.(1)
	3.2	Bylaws of the Registrant.(2)
	4.0	Form of Stock Certificate of Registrant(3)
	10.1	Registrant’s Employee Stock Ownership Plan(4)
	10.2	Amendments to the Simplicity Bank Employee Stock Ownership Plan(5)
	10.3	Registrant’s 2004 Stock Option Plan, as amended(6)
	10.4	Registrant’s 2004 Recognition and Retention Plan(7)
	10.5	Registrant’s 2011 Equity Incentive Plan(8)
	10.6	Amended and Restated Simplicity Bank 2005 Executive Nonqualified Retirement Plan(9)
	10.7	Simplicity Bank Annual Incentive Plan
	10.8	Employment Agreement with Dustin Luton(10)
	10.9	Employment Agreement with Jean M. Carandang(11)
	10.10	Employment Agreement with Jeanne R. Thompson(12)
	21.0	Subsidiaries of the Registrant(13)
	23.1	Consent of Crowe Horwath LLP
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema Document
	101.CAL*	XBRL Taxonomy Calculation Linkbase Document
	101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
	101 LAB*	XBRL Taxonomy Label Linkbase Document
	101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

(10)	Filed as exhibit 10.1 to the Registrant’s Form 8-K filed on May 22, 2012 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

(11)	Filed as exhibit 10.3 to the Registrant’s Form 8-K filed on November 23, 2010 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

(12)	Filed as exhibit 10.5 to the Registrant’s Form 8-K filed on November 23, 2010 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

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

Simplicity Bancorp, Inc.

Date: September 10, 2013	/s/ Dustin Luton
Dustin Luton President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 10, 2013	/s/ James L. Breeden
James L. Breeden
Director and Chairman of the Board

Date: September 10, 2013	/s/ Dustin Luton
Dustin Luton President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 10, 2013	/s/ Jean M. Carandang
Jean M. Carandang Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 10, 2013	/s/ John H. Cochrane
John H. Cochrane Director

Date: September 10, 2013	/s/ Giovani O. Dacumos
Giovani O. Dacumos Director

Date: September 10, 2013	/s/ Michael J. Sacher
Michael J. Sacher Director

Date: September 10, 2013	/s/ Robert C. Steinbach
Robert C. Steinbach Director

Date: September 10, 2013	/s/ Donald R. Voss
Donald R. Voss Director

Date: September 10, 2013	/s/ Laura G. Weisshar
Laura G. Weisshar Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The management of Simplicity Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, based on the original framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, has been audited by Crowe Horwath LLP, an independent registered public accounting firm. As stated in their report dated September 10, 2013, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. See “Report of Independent Registered Public Accounting Firm.”

/s/ Dustin Luton	/s/ Jean M. Carandang
Dustin Luton	Jean M. Carandang
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Simplicity Bancorp, Inc.

Covina, California

We have audited the accompanying consolidated statements of financial condition of Simplicity Bancorp, Inc. (formerly known as Kaiser Federal Financial Group, Inc.) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. We also have audited Simplicity Bancorp, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Simplicity Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simplicity Bancorp, Inc. (formerly known as Kaiser Federal Financial Group, Inc.) as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Simplicity Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Costa Mesa, California
September 10, 2013

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30, 2013	June 30, 2012

ASSETS
Cash and due from banks	$8,864	$9,783
Federal funds sold	76,810	56,235

Total cash and cash equivalents	85,674	66,018
Securities available-for-sale, at fair value	52,180	53,397
Securities held-to-maturity, fair value of $541 and $1,229 at June 30, 2013 and June 30, 2012, respectively	525	1,197
Federal Home Loan Bank stock, at cost	5,902	8,525
Loans held for sale	4,496	-
Loans receivable, net of allowance for loan losses of $5,643 and $7,502 at June 30, 2013 and June 30, 2012, respectively	689,708	764,717
Accrued interest receivable	2,439	2,778
Premises and equipment, net	3,799	2,850
Goodwill	3,950	3,950
Bank-owned life insurance	13,784	13,334
Real estate owned (REO)	-	1,280
Other assets	4,920	5,284

Total assets	$867,377	$923,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$65,694	$71,319
Interest bearing	588,952	611,570

Total deposits	654,646	682,889
Federal Home Loan Bank advances, short-term	-	20,000
Federal Home Loan Bank advances, long-term	60,000	60,000
Accrued expenses and other liabilities	7,293	6,293

Total liabilities	721,939	769,182
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $0.01 par value; 25,000,000 shares authorized; issued and outstanding—none	-	-
Common stock, $0.01 par value; 100,000,000 authorized; June 30, 2013—8,121,415 shares issued and outstanding June 30, 2012—8,960,366 shares issued and outstanding	81	90
Additional paid-in capital	79,800	92,197
Retained earnings	70,326	66,723
Accumulated other comprehensive loss, net of tax	(491)	(169)
Unearned employee stock ownership plan (ESOP) shares	(4,278)	(4,693)

Total stockholders’ equity	145,438	154,148

Total liabilities and stockholders’ equity	$867,377	$923,330

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended June 30,
	2013	2012	2011

Interest income
Interest and fees on loans	$35,501	$39,619	$42,962
Interest on securities, taxable	492	672	278
Federal Home Loan Bank dividends	181	38	42
Other interest	155	300	304

Total interest income	36,329	40,629	43,586

Interest expense
Interest on deposits	6,484	7,673	9,188
Interest on borrowings	1,386	2,943	4,752

Total interest expense	7,870	10,616	13,940

Net interest income	28,459	30,013	29,646
Provision for loan losses	250	250	950

Net interest income after provision for loan losses	28,209	29,763	28,696

Noninterest income
Service charges and fees	1,667	1,632	1,687
ATM fees and charges	2,133	2,233	2,100
Referral commissions	320	313	297
Bank-owned life insurance	450	478	485
Net gain on sale of loans	2,131	-	-
REO foreclosure expenses and sales gains/losses	222	(238)	(491)
Other noninterest income (loss)	(21)	21	23

Total noninterest income	6,902	4,439	4,101

Noninterest expense
Salaries and benefits	12,766	11,421	9,395
Occupancy and equipment	2,980	2,715	2,430
ATM expense	2,228	2,061	1,815
Advertising and promotional	1,054	459	333
Professional services	2,072	2,217	1,461
Federal deposit insurance premiums	641	560	981
Postage	244	253	275
Telephone	851	816	713
Loss on equity investment	258	188	114
Electronic services	439	321	234
Other operating expense	1,828	1,673	1,413

Total noninterest expense	25,361	22,684	19,164

Income before income tax expense	9,750	11,518	13,633
Income tax expense	3,529	4,298	4,880

Net income	$6,221	$7,220	$8,753

Earnings per common share:
Basic	$0.76	$0.81	$0.95
Diluted	$0.76	$0.81	$0.95

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	June 30
	2013	2012	2011
Net income	$6,221	$7,220	$8,753
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(735)	176	(89)
Postretirement medical benefit costs
Net gain (loss) arising during the period	153	(483)	-
Reclassification adjustment for net periodic benefit cost and benefits paid	56	55	-
Income tax effect	204	104	36

Other comprehensive loss, net of tax	(322)	(148)	(53)

Comprehensive income	$5,899	$7,072	$8,700

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock						Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance, July 1, 2010	10,595,640	$147	$59,513	$54,996	$32	$(1,706)	(1,034,670)	$(18,277)	$94,705
Net income for the year ended June 30, 2011	-	-	-	8,753	-	-	-	-	8,753
Other comprehensive income (loss)—unrealized loss on securities, net of tax	-	-	-	-	(53)	-	-	-	(53)
Dividends declared ($0.31 per share)*	-	-	-	(1,917)	-	-	-	-	(1,917)
Items related to Conversion and stock offering:
Treasury stock retired pursuant to reorganization	(1,034,670)	(14)	(18,263)	-	-	-	1,034,670	18,277	-
Cancellation of K-Fed Mutual Holding Company shares and fractional shares	(6,377,010)	(101)	101	-	-	-	-	-	-
Proceeds from stock offering, net of expense of $4,665	6,375,000	64	59,021	-	-	-	-	-	59,085
Purchase of shares by ESOP pursuant to reorganization	-	-	-	-	-	(3,825)	-	-	(3,825)
Stock options earned	-	-	82	-	-	-	-	-	82
Allocation of stock awards	-	-	109	-	-	-	-	-	109
Issuance of stock awards	16,000	-	-	-	-	-	-	-	-
Allocation of ESOP common stock	-	-	36	-	-	424	-	-	460

Balance, June 30, 2011	9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	-	$-	$157,399

Net income for the year ended June 30, 2012	-	-	-	7,220	-	-	-	-	7,220
Other comprehensive income (loss)—unrealized loss on securities, net of tax	-	-	-	-	104	-	-	-	104
Other comprehensive income (loss)—postretirement medical benefit costs, net of tax	-	-	-	-	(252)	-	-	-	(252)
Dividends declared ($0.26 per share)	-	-	-	(2,329)	-	-	-	-	(2,329)
Repurchase of common stock	(646,452)	(6)	(8,824)	-	-	-	-	-	(8,830)
Stock options earned	-	-	56	-	-	-	-	-	56
Stock options exercised	7,194	-	78	-	-	-	-	-	78
Allocation of stock awards	-	-	170	-	-	-	-	-	170
Issuance of stock awards	33,664	-	-	-	-	-	-	-	-
Forfeiture of stock awards	(9,000)	-	-	-	-	-	-	-	-
Allocation of ESOP common stock	-	-	118	-	-	414	-	-	532

Balance, June 30, 2012	8,960,366	$90	$92,197	$66,723	$(169)	$(4,693)	-	$-	$154,148

Net income for the year ended June 30, 2013				6,221					6,221
Other comprehensive income (loss)—unrealized loss on securities, net of tax	-	-	-	-	(445)	-	-	-	(445)
Other comprehensive income (loss)—postretirement medical benefit costs, net of tax	-	-	-	-	123	-	-	-	123
Dividends declared ($0.32 per share)	-	-	-	(2,618)	-	-	-	-	(2,618)
Repurchase of common stock	(871,215)	(9)	(12,983)	-	-	-	-	-	(12,992)
Stock options earned	-	-	37	-	-	-	-	-	37
Stock options exercised	6,475	-	70	-	-	-	-	-	70
Allocation of stock awards	-	-	264	-	-	-	-	-	264
Issuance of stock awards	34,154	-	-	-	-	-	-	-	-
Forfeiture of stock awards	(8,365)	-	-	-	-	-	-	-	-
Tax benefit of stock awards	-	-	15	-	-	-	-	-	15
Allocation of ESOP common stock	-	-	200	-	-	415	-	-	615

Balance, June 30, 2013	8,121,415	$81	$79,800	$70,326	$(491)	$(4,278)	-	$-	$145,438

* K-Fed Mutual Holding Company waived its receipt of dividends for the quarter ended September 30, 2010 on the shares it owned.

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended June 30
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$6,221	$7,220	$8,753
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (Accretion) of net premium on securities	774	661	8
Amortization (Accretion) of net premiums on loan purchases	445	313	(24)
Amortization (Accretion) of net loan origination fees	(139)	14	82
Net (gain) loss on sale of REO	(115)	(55)	160
Net gain on sale of loans held for sale	(2,131)	-	-
Loans originated for sale	(75,752)	-	-
Proceeds from sale of loans held for sale	73,387	306	-
REO direct write-down	-	-	163
Provision for loan losses	250	250	950
Depreciation and amortization	1,099	839	733
Amortization of core deposit intangible	13	27	45
Loss on equity investment	258	188	114
Increase in cash surrender value of bank-owned life insurance	(450)	(478)	(485)
Allocation of ESOP common stock	615	532	460
Allocation of stock awards	264	170	109
Stock options earned	37	56	82
Deferred income tax (benefit) expense	(274)	1,324	937
Net change in accrued interest receivable	339	73	383
Net change in other assets	652	141	412
Net change in accrued expenses and other liabilities	1,123	1,710	(72)

Net cash provided by operating activities	6,616	13,291	12,810

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(20,686)	(57,271)	(15,316)
Proceeds from maturities and principal repayments of available-for-sale securities	20,395	19,427	1,472
Proceeds from maturities and principal repayments of held-to-maturity securities	672	1,005	1,547
Net change in interest earning time deposits with other financial institutions	-	11,669	7,598
Purchases of loans	-	(82,254)	-
Net decrease in loans	73,932	11,771	57,603
Proceeds from sale of real estate owned	1,920	1,173	3,209
Redemption of FHLB stock	2,623	1,809	1,845
Purchases of premises and equipment	(2,048)	(1,355)	(1,032)

Net cash provided by (used in) investing activities	76,808	(94,026)	56,926

FINANCING ACTIVITIES
Proceeds from FHLB advances	-	60,000	-
Repayment of FHLB advances	(20,000)	(40,000)	(77,000)
Dividends paid on common stock	(2,618)	(2,329)	(1,917)
Repurchase of common stock	(12,992)	(8,830)	-
Net increase (decrease) in deposits	(28,243)	48,180	4,015
Net proceeds from stock offering	-	-	59,085
Purchase of shares by ESOP pursuant to reorganization	-	-	(3,825)
Tax benefit of stock awards	15	-	-
Exercise of stock options	70	78	-

Net cash (used in) provided by financing activities	(63,768)	57,099	(19,642)

Net change in cash and cash equivalents	19,656	(23,636)	50,094
Cash and cash equivalents at beginning of year	66,018	89,654	39,560

Cash and cash equivalents at end of year	$85,674	$66,018	$89,654

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$7,874	$10,628	$13,984
Income taxes paid	2,850	2,324	4,850
SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate owned	$521	$1,529	$2,728

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Simplicity Bancorp, Inc. (the “Company”), is a Maryland corporation that owns all of the outstanding common stock of Simplicity Bank (the “Bank”). In November, 2012, the Company changed its name to Simplicity Bancorp, Inc. from Kaiser Federal Financial Group, Inc. and its trading symbol to SMPL. Concurrently, the Bank was renamed Simplicity Bank from Kaiser Federal Bank as part of a broader business strategy to operate as a community bank serving the financial needs of all customers within its communities. The Company’s primary activity is holding all of the outstanding shares of common stock of Simplicity Bank. The Bank is a federally chartered savings bank headquartered in Covina, California. The Bank’s principal business activity consists of attracting retail deposits from the general public and originating or purchasing primarily loans secured by first mortgages on owner-occupied, one-to-four family residences and multi-family residences located in its market area, and to a lesser extent, commercial real estate, automobile and other consumer loans. The Bank also engages in mortgage banking activities and, as such, originates, sells and services one-to-four family residential mortgage loans. While the Bank originates many types of residential loans, the Bank also purchases, from time to time, using its own underwriting standards, first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California.

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

Use of Estimates in the Preparation of Consolidated Financial Statements: The preparation of consolidated financial statements in conformity with GAAP requires management to make

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate owned, mortgage servicing assets (“MSAs”), mortgage banking derivatives, deferred tax assets, and fair values of financial instruments.

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

Federal Home Loan Bank Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

may invest in additional amounts. No ready market exists for the FHLB stock, and it has no quoted market value. The Bank carries FHLB stock at cost, classified as a restricted security, and is periodically evaluated for impairment based on the ultimate recoverability of the par value. Cash and stock dividends are reported as income.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans held for sale consist primarily of long-term conforming fixed-rate loans secured by first trust deeds on one-to-four-family residences that are Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) loan products. The loans are offered to customers located in California and are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, increased by net premiums (discounts) on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest method. Net premiums (discounts) on purchased loans are recognized in interest income as a yield adjustment over the remaining period to contractual maturity of the loans using the effective interest method. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the contractual lives of the related loans.

A loan is considered to be delinquent when payments have not been made according to the contractual terms, typically evidenced by non-payment of a monthly installment by the due date. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected, for loans that are placed on non-accrual status or subsequently charged off is reversed against interest income. Income is subsequently recognized on the cash basis or as principal reductions until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is reasonably assured, in which case the loan is returned to accrual status.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses and is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

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

The overall appropriateness of the general valuation allowance is determined based on a loss migration model and qualitative considerations. The migration analysis looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. Historical loss factors derived from trends and losses associated with each pool over the most recent eight quarters for our real estate loans and over the most recent twelve months for consumer loans. The loss factors are applied to the outstanding loans to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential. As such, qualitative and environmental factors are utilized as adjusting mechanisms to supplement the historical results of the classification migration model. Significant factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product; levels of and trends in delinquencies and

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

impaired loans; levels of and trends in classified assets; levels of and trends in charge-offs and recoveries; trends in volume of loans by loan product; effects of changes in lending policies and practices; industry conditions and effects of concentrations in geographic regions. Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the criticized and classified asset migration model to determine the appropriate allowance amount for each loan pool.

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loans for which terms have been modified in a manner resulting in a concession, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Real estate loans evaluated for impairment are measured on an individual basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. TDRs are measured at the present value of estimated future cash flows using the loan’s original effective interest rate. Collateral dependent TDRs are evaluated for impairment based on the fair value of the collateral, less estimated selling costs. The amount of impairment and any subsequent changes are included in the allowance for loan losses.

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

For income property loans, debt service coverage ratios, collateral values, seasoning and peer group data are analyzed. The specific component relates to loans that are classified as special mention or substandard. For such loans that are also classified as impaired, a valuation allowance is individually established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

While quantitative loss factors are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no significant changes to the accounting policies or methodology used to estimate the allowance for loan losses. The estimate is reviewed quarterly by the Board of Directors and management and periodically by various regulatory entities.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Mortgage Servicing Assets: MSAs are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

MSAs are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The fair values of MSAs are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Impairment is determined by stratifying servicing assets into groupings based on predominant risk characteristics, such as interest rate, and loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. Any subsequent increase or decrease in fair value of servicing assets is included with servicing fee income. Servicing fee income, which is reported on the income statement as service charges and fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

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

Real Estate Owned: Real estate acquired in settlement of loans (“REO”) consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than ninety days delinquent are processed for foreclosure. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at fair market value, less estimated selling costs. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. The fair value of the REO is generally based upon an independent third party appraisal and the REO balance is reduced for any subsequent declines in fair value and expensed. Operating costs after acquisition are expensed as incurred.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Bank-Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The regulatory agencies adopted a policy to restrict regulated thrift institutions from investing more than 25% of total capital in bank-owned life insurance. At June 30, 2013 the Bank had 9.5% of total capital invested in bank-owned life insurance.

Investment in Limited Liability Partnership: The Company has an investment in an affordable housing fund totaling $654,000 and $912,000 at June 30, 2013 and 2012, respectively, as part of the Company’s Community Reinvestment Act program, and for the purposes of obtaining tax credits. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits and future tax benefits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

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

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make or purchase loans. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives which are recorded at fair value in other assets or other liabilities. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in other noninterest income or other noninterest expenses.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for stock awards. Compensation cost is recognized straight-line over the vesting period.

Income Taxes: The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California. Tax years subsequent to 2009 remain subject to federal examination, while the California state tax returns for years subsequent to 2006 are subject to examination by state taxing authorities. The Company files consolidated income tax returns and allocates tax liabilities and benefits among subsidiaries pursuant to a tax sharing agreement. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. At June 30, 2013 and 2012 there were unrecognized tax benefits of $1.0 million and $796,000, respectively.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

available-for-sale and unrecognized actuarial gains and losses related to the postretirement medical benefit plan. The accumulated change in other comprehensive income, net of tax, is recognized as a separate component of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash: The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of San Francisco, based on a percentage of deposits. The total of those reserve balances was $1.8 million at June 30, 2013 and 2012.

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

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

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

2.    INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$8,510	$9	$(17)	$8,518
Freddie Mac	21,565	-	(663)	22,228
Collateralized mortgage obligations (residential):
Fannie Mae	13,125	59	(39)	13,105
Freddie Mac	8,980	57	-	8,923

Total	$52,180	$125	$(719)	$52,774

June 30, 2012
Mortgage-backed (residential):
Fannie Mae	$13,961	$183	$-	$13,778
Freddie Mac	5,410	46	-	5,364
Collateralized mortgage obligations (residential):
Fannie Mae	21,060	8	(108)	21,160
Freddie Mac	12,966	26	(14)	12,954

Total	$53,397	$263	$(122)	$53,256

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The carrying amount, gross unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$119	$4	$-	$123
Freddie Mac	74	5	-	79
Ginnie Mae	36	2	-	38
Collateralized mortgage obligations (residential):
Fannie Mae	296	5	-	301
Freddie Mac	-	-	-	-

Total	$525	$16	$-	$541

June 30, 2012
Mortgage-backed (residential):
Fannie Mae	$133	$3	$-	$136
Freddie Mac	92	6	-	98
Ginnie Mae	44	2	-	46
Collateralized mortgage obligations (residential):
Fannie Mae	596	17	-	613
Freddie Mac	332	4	-	336

Total	$1,197	$32	$-	$1,229

There were no sales of securities during the years ended June 30, 2013, 2012, and 2011.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at June 30, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Accrued interest on securities at June 30, 2013 and June 30, 2012 was $93,000 and $102,000, respectively.

Securities pledged at June 30, 2013 and June 30, 2012 had a carrying amount of $68,000 and $78,000, respectively and were pledged to secure a short-term line of credit with the Federal Reserve Bank of San Francisco.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Securities with unrealized losses at June 30, 2013 and June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2013
Description of Securities
Mortgage-backed securities	25,476	(680)	-	-	25,476	(680)
Collateralized mortgage obligations (residential)	$-	$-	$2,508	$(39)	$2,508	$(39)

Total temporarily impaired	$25,476	$(680)	$2,508	$(39)	$27,984	$(719)

June 30, 2012
Description of Securities
Collateralized mortgage obligations (residential)	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

Total temporarily impaired	$18,390	$(84)	$3,026	$(38)	$21,416	$(122)

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

At June 30, 2013, ten debt securities had an unrealized loss of 1.3% of the Company’s amortized cost basis. At June 30, 2012, six debt security had unrealized losses of 0.2% of the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary at June 30, 2013 and June 30, 2012.

There were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

3.    LOANS

The composition of loans consists of the following (in thousands):

	June 30,
	2013	2012
Real Estate:
One-to-four family residential	$319,631	$371,251
Multi-family residential	280,771	283,553
Commercial real estate	55,621	86,964

	656,023	741,768

Consumer:
Automobile	26,711	17,349
Home equity	682	808
Other consumer loans, primarily unsecured	10,917	10,722

	38,310	28,879

Total loans	694,333	770,647
Deferred net loan origination costs	506	615
Net premium (discounts) on purchased loans	512	957
Allowance for loan losses	(5,643)	(7,502)

Loans receivable, net	$689,708	$764,717

Loans held for sale totaled $4.5 million as of June 30, 2013. There were no loans held for sale at June 30, 2012. Loans held for sale are recorded at the lower of cost or fair value. Fair value, if lower than cost, is determined by outstanding commitments from the investor. Proceeds from sales of loans held for sale were $73.4 million during the year ended June 30, 2013, resulting in net gain on sales of $2.1 million.

Loans to executive officers, directors and their affiliates are as follows (in thousands):

	Years Ended June 30,
	2013	2012	2012
Balance, beginning of period	$2,254	$811	$1,021
Loan originations	898	1,575	30
Principal amortization and pay down	(532)	(132)	(240)

Balance, end of period	$2,620	$2,254	$811

The Bank did not purchase any loans during the year ended June 30, 2013. During the year ended June 30, 2012, the Bank purchased $47.8 million newly originated primarily adjustable one-to-four family loans, which carried a weighted average interest rate of 4.22% net of servicing fees of

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

25 basis points, at a premium of 2.22%, or $1.0 million. Each purchased loan was underwritten in accordance with the Bank’s underwriting standards and met the Bank’s residential underwriting requirements. Additionally, in fiscal 2012, the Bank purchased $32.6 million adjustable rate one-to-four family loans, which carried a weighted average interest rate of 2.49% net of servicing fees of 25 basis points, at a premium of 0.75%, or $245,000. These purchased loans included a credit guarantee by the seller that in the event any loan becomes sixty days or more delinquent, such loan can be substituted or repurchased back by the seller at the Bank’s option.

All loans purchased were current at the time of purchase and are serviced by outside servicers. Purchased real estate loans serviced by others totaled $44.9 million and $148.0 million at June 30, 2013 and 2012, respectively. The decrease in real estate loans purchased and serviced by others was primarily due to the transfer of servicing to the Company of $73.9 million in one-to-four family residential loans previously serviced by others during fiscal 2013.

The Company’s one-to-four family stated income residential loans totaled $35.8 million and $49.4 million at June 30, 2013 and 2012, respectively. The Company’s one-to-four family interest-only residential loans totaled $15.4 million and $23.2 at June 30, 2013 and June 30, 2012, respectively. Included in non-accrual loans at June 30, 2013 and 2012 was $5.2 million and $9.3 million in one-to-four family residential loans that are interest-only or stated income loans. Stated income is defined as a borrower provided level of income, which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources. In 2005, the Bank began to underwrite interest-only loans assuming a fully amortizing monthly payment and loan qualification was based upon the fully indexed and amortized payment. The Bank has no plans to increase the number of interest-only or stated income loans held in the loan portfolio or originate such loans and has not purchased such loans since 2007.

Accrued interest receivable on loans totaled $2.3 million and $2.7 million at June 30, 2013 and 2012, respectively.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the Twelve months ended June 30, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502
Provision for loan losses	499	(1,367)	1,050	19	(9)	58	250
Recoveries	212	1,013	-	44	6	8	1,283
Loans charged off	(2,394)	(326)	(527)	(42)	(56)	(47)	(3,392)

Balance, end of period	$3,009	$839	$1,654	$83	$4	$54	$5,643

	Allowance for loan losses for the Twelve months ended June 30, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367
Provision for loan losses	1,177	101	(1,065)	(53)	50	40	250
Recoveries	105	-	-	92	-	7	204
Loans charged off	(2,955)	(1,236)	(58)	(36)	-	(34)	(4,319)

Balance, end of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502

	Allowance for loan losses for the Twelve months ended June 30, 2011
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$7,812	$3,643	$1,599	$185	$9	$61	$13,309
Provision for loan losses	651	(217)	655	(174)	4	31	950
Recoveries	91	-	-	127	-	27	245
Loans charged off	(2,189)	(772)	-	(79)	-	(97)	(3,137)

Balance, end of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and June 30, 2012 (in thousands):

June 30, 2013	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$941	$-	$64	$-	$-	$4	$1,009
Collectively evaluated for impairment	2,068	839	1,590	83	4	50	4,634

Total ending allowance balance	$3,009	$839	$1,654	$83	$4	$54	$5,643

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$14,790	$1,547	$6,136	$-	$-	$4	$22,477
Collectively evaluated for impairment	304,841	279,224	49,485	26,711	682	10,913	671,856

Total ending loan balance	$319,631	$280,771	$55,621	$26,711	$682	$10,917	$694,333

June 30, 2012	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,233	$226	$279	$-	$37	$3	$2,778
Collectively evaluated for impairment	2,459	1,293	852	62	26	32	4,724

Total ending allowance balance	$4,692	$1,519	$1,131	$62	$63	$35	$7,502

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$19,535	$2,426	$4,215	$-	$37	$3	$26,216
Collectively evaluated for impairment	351,716	281,127	82,749	17,349	771	10,719	744,431

Total ending loan balance	$371,251	$283,553	$86,964	$17,349	$808	$10,722	$770,647

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The difference between the recorded investment and unpaid principal balance of loans relates to net deferred origination costs, net premiums on purchased loans, charge-offs, and interest payments received on impaired loans that are recorded as a reduction of principal. Included in the real estate loans individually evaluated for impairment with an allowance recorded as of June 30, 2013, $1.5 million were collateral dependent loans measured at fair value with a valuation allowance of $32,000 and $7.7 million were evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $974,000. This compares to $11.5 million collateral dependent loans measured at fair value with a valuation allowance of $2.1 million and $5.3 million evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $663,000 at June 30, 2012.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and June 30, 2012 (in thousands):

June 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$7,909	$6,796	$-
Multi-family residential	1,961	1,547	-
Commercial real estate	5,704	4,940	-

	15,574	13,283	-

With an allowance recorded:
Real estate loans:
One-to-four family	8,227	7,994	941
Multi-family residential	-	-	-
Commercial real estate	1,196	1,196	64
Other loans:
Automobile	-	-	-
Home Equity	-	-	-
Other	4	4	4

	9,427	9,194	1,009

Total	$25,001	$22,477	$1,009

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,509	$5,943	$-
Multi-family residential	1,757	744	-
Commercial real estate	2,636	2,636	-

	10,902	9,323	-

With an allowance recorded:
Real estate loans:
One-to-four family	14,172	13,592	2,233
Multi-family residential	1,682	1,682	226
Commercial real estate	1,579	1,579	279
Other loans:
Automobile	-	-	-
Home Equity	37	37	37
Other	3	3	3

	17,473	16,893	2,778

Total	$28,375	$26,216	$2,778

The following table presents monthly average of individually impaired loans by class as of June 30, 2013, June 30, 2012 and June 30, 2011:

	Years Ended June 30
	2013	2012	2011
	(In thousands)
Real estate loan:
One-to-four family	$17,375	$18,957	$21,321
Multi-family residential	2,057	2,768	3,353
Commercial real estate	5,589	4,505	4,139
Other loans:
Home Equity	-	22	13

Total	$25,021	$26,252	$28,826

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. For the years ended June 30, 2013, 2012 and 2011, income recorded on impaired loans totaled $162,000, $905,000, and $1.0 million, respectively. Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The following table presents income recorded on impaired loans by class.

	Years Ended June 30
	2013	2012	2011
	(In thousands)
Real estate loan:
One-to-four family	$98	$532	$700
Multi-family residential	18	102	53
Commercial real estate	46	271	265

Total	$162	$905	$1,018

The following table presents nonaccrual loans by class of loans as of June 30, 2013 and June 30, 2012 (in thousands):

Non-accrual loans:	June 30, 2013	June 30, 2012
Real estate loans:
One-to-four family	$10,310	$18,720
Multi-family residential	1,547	2,426
Commercial	4,045	4,214
Other loans:
Automobile	14	-
Home Equity	-	37
Other	4	3

Total non-accrual loans	$15,920	$25,400

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The following table presents the aging of past due loans as of June 30, 2013 and June 30, 2012 by class of loans (in thousands):

June 30, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans

Real estate loans:
One-to-four family	$389	$970	$1,751	$3,110	$316,521	$319,631
Multi-family	-	198	-	198	280,573	280,771
Commercial	-	2,545	-	2,545	53,076	55,621
Other loans:
Automobile	32	-	14	46	26,665	26,711
Home Equity	143	-	-	143	539	682
Other	20	2	4	26	10,891	10,917

Total loans	$584	$3,715	$1,769	$6,068	$688,265	$694,333

June 30, 2012	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$2,311	$1,787	$6,815	$10,913	$360,338	$371,251
Multi-family	-	-	744	744	282,809	283,553
Commercial	-	-	-	-	86,964	86,964
Other loans:
Automobile	30	21	-	51	17,298	17,349
Home Equity	-	-	-	-	808	808
Other	12	1	3	16	10,706	10,722

Total loans	$2,353	$1,809	$7,562	$11,724	$758,923	$770,647

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Troubled Debt Restructurings:

Troubled debt restructurings totaled $15.7 million and $13.7 million at June 30, 2013 and June 30, 2012, respectively. Troubled debt restructurings of $9.1 million and $12.9 million are included in the non-accrual loans at June 30, 2013 and June 30, 2012, respectively. The Bank has allocated $1.0 million and $1.6 million of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and June 30, 2012, respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the payment will continue. During the year ended June 30, 2013, nine troubled debt restructurings with an aggregate outstanding balance of $3.7 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to two troubled debt restructurings with an aggregate outstanding balance of $810,000 that were returned to accrual status during the year ended June 30, 2012. There were no further commitments to customers whose loans were troubled debt restructurings as of June 30, 2013 and June 30, 2012.

During the year ended June 30, 2013, the terms of six one-to-four family residential loans with an aggregate outstanding balance of $2.0 million and two commercial real estate loans with an outstanding balance of $2.1 million at June 30, 2013 were modified as troubled debt restructurings. This compares to the terms of eight one-to-four family loans with an aggregate outstanding balance of $3.2 million and one multifamily loan with an outstanding balance of $224,000 at June 30, 2012 were modified as troubled debt restructurings during the year ended June 30, 2012. The modifications involved a reduction in the stated interest rates for periods ranging from 24 months to maturity or an extension of the maturity dates for periods ranging from 2 years to 7 years. There was no modification of the recorded investment in the loans in fiscal 2013 and 2012.

The two commercial real estate loans restructured in fiscal 2013 were made to the same borrower and remained to be on accruing status due to the financial strength of the guarantor, principal paydowns received and no late payments since the inception of the loans. There was also one commercial real estate loan which was modified as troubled debt restructuring with an extension of maturity date and was subsequently paid off in fiscal 2013. The individually evaluated allowance associated with restructured loans was $161,000 and $582,000 at June 30, 2013 and 2012, respectively.

At June 30, 2013, there was one one-to-four family residential loan with a recorded investment of $303,000 modified as a troubled debt restructuring for which there was a payment default within a 12 month-period subsequent to its original restructuring and resulted in a charge-off of $90,000. This compares to no loans modified as a troubled debt restructuring were in default within a 12 month-period following the modification at June 30, 2012. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the years ended June 30, 2013 and June 30, 2012 that did not meet the definition of a troubled debt restructuring. For the years ended June 30, 2013 and June 30, 2012, forty-nine loans in the amount of $18.7 million and sixty-five loans in the

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

amount of $35.8 million, respectively, were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.

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

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

As of June 30, 2013 and June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$296,434	$10,973	$12,224	$-	$-
Multi-family	275,143	3,094	2,534	-	-
Commercial	43,246	3,895	8,480	-	-
Other loans:
Automobile	26,454	102	137	18	-
Home equity	682	-	-	-	-
Other	10,848	36	23	6	4

Total loans	$652,087	$18,100	$23,398	$24	$4

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$337,924	$9,801	$23,526	$-	$-
Multi-family	272,581	6,280	4,692	-	-
Commercial	71,611	6,254	9,099	-	-
Other loans:
Automobile	17,110	117	95	27	-
Home equity	771	-	37	-	-
Other	10,699	-	19	1	3

Total loans	$710,696	$22,452	$37,468	$28	$3

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

4.    REAL ESTATE OWNED

Changes in real estate owned are summarized as follows (in thousands):

	June 30,
	2013	2012	2011
Beginning of year	$1,280	$828	$1,373
Transfers in	521	1,529	2,728
Capitalized improvements	4	41	259
Direct write-down	-	-	(163)
Sales	(1,805)	(1,118)	(3,369)

End of year	$-	$1,280	$828

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	June 30,
	2013	2012	2011
Net gain (loss) on sales	$115	$55	$(157)
Direct write-down	-	-	(163)
Net operating income (expense)	107	(293)	(171)

Total	$222	$(238)	$(491)

The Company has no valuation allowance or activity in the valuation allowance account during the years ended June 30, 2013, 2012 and 2011.

5.    CONCENTRATIONS

A large percentage of the Bank’s account holders are employees of the Kaiser Permanente Medical Care Program. Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, all of the real estate loans are secured by properties located in California and many of the borrowers reside in California; therefore, credit performance depends on the economic stability of California.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

6.    PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	June 30,
	2013	2012
Building	$1,218	$1,218
Leasehold improvements	1,961	1,198
Furniture and equipment	7,160	6,611

	10,339	9,027
Accumulated depreciation and amortization	(6,540)	(6,177)

	$3,799	$2,850

Depreciation expense on premises and equipment totaled $1,099,000, $839,000, and $733,000 for the years ended June 30, 2013, 2012, and 2011, respectively.

The Company leases office space in nine buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time. Minimum rental payments under operating leases are as follows at June 30, 2013 (in thousands):

Years ended June 30,
2014	$1,045
2015	983
2016	275
2017	71
2018	73
Thereafter	369

$2,816

Rental expense, including property taxes and common area maintenance for the years ended June 30, 2013, 2012, and 2011 for all facilities leased under operating leases totaled $1.2 million, $1.2 million and $1.2 million, respectively.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

7.    GOODWILL

The activity in goodwill is summarized as follows (in thousands):

	Year Ended June 30,
	2013	2012
Beginning of year	$3,950	$3,950
Acquired goodwill	-	-
Impairment	-	-

End of year	$3,950	$3,950

8.    MORTGAGE BANKING AND MORTGAGE SERVICING ASSETS

The Company originates fixed rate one-to-four-family residential real estate loans secured by properties in California and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. A change in the underlying economic condition of the California residential real estate market could have an adverse impact on the Company’s operations.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate one-to-four family residential real estate loans held for sale are adversely impacted. In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Company uses derivative instruments by entering into forward loan sale commitments for the future delivery of fixed rate mortgage loans to third party investors when interest rate lock commitments (“IRLCs”) are entered into. These mortgage banking derivatives are not designated as hedge relationships. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in other noninterest income or expense. Prior to fiscal 2013, the Company held no derivatives.

The net gains (losses) relating to free-standing derivative instruments used for risk management are summarized below (in thousands):

June 30, 2013
Mandatory forward commitment	$227
Interest rate lock commitments	(40)

Total gains (losses)	$187

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Statements of Financial Conditions as of June 30, 2013 (in thousands):

	June 30, 2013
	Notional Amount	Fair Value
Included in other assets
Mandatory forward commitments	$4,582	$227
Interest rate lock commitments	1,172	7

Total included in other assets	$5,754	$234

Included in other liabilities
Interest rate lock commitments	$3,273	$47

Mortgage loans sold and serviced for others are not reported as assets. The principal balance of these loans serviced for FHLMC was $69.2 million and $303,000 at June 30, 2013 and 2012. Custodial escrow balances maintained in connection with serviced loans were $163,000 at June 30, 2013.

MSAs are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank. MSAs are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.

Activities for MSAs and the related valuation allowance follows (in thousands):

	Years Ended June 30
	2013	2012
MSAs balance, beginning of year	$3	$-
Additions	683	3
Amortization	(53)	-
Change in valuation allowance	(31)	-

MSAs balance, end of year	$602	$3

Valuation allowance, beginning of year	$-	$-
Impairment provision (recovery)	31	-

Valuation allowance, end of year	$31	$-

The fair value of MSAs was $690,000 at June 30, 2013, which was determined using a discount rate of 7.5% and a weighted-average constant prepayment rate (“CPR”) of 12.25%.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

9.    DEPOSITS

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated (in thousands):

	June 30,
	2013	2012
Non interest-bearing demand	$65,694	$71,319
Interest-bearing checking	14,456	7,771
Savings	134,856	140,921
Money market	159,555	156,004
Certificates of deposit	280,085	306,874

Total deposits	$654,646	$682,889

Deposits by maturity are summarized as follows (in thousands):

	June 30,
	2013	2012
No contractual maturity	$374,561	$376,015
0-1 year maturity	121,566	110,622
Over 1-2 year maturity	50,293	59,517
Over 2-3 year maturity	73,413	40,966
Over 3-4 year maturity	27,379	66,761
Over 4-5 year maturity	7,309	28,834
Thereafter	125	174

Total deposits	$654,646	$682,889

The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2013 and 2012 was $150.0 million and $159.1 million, respectively.

Interest expense by major category is summarized as follows (in thousands):

	Years Ended June 30
	2013	2012	2011
Interest-bearing checking	$7	$3	$-
Savings	158	293	467
Money market	413	658	851
Certificates of deposit	5,906	6,719	7,870

Total	$6,484	$7,673	$9,188

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

At June 30, 2013 and 2012, 32.6% and 30.8% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program.

Deposits from executive officers, directors, and their affiliates totaled $806,000 and $737,000 at June 30, 2013 and June 30, 2012, respectively.

10.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB advances were $60.0 million and $80.0 million at June 30, 2013 and June 30, 2012, respectively. At June 30, 2013, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 2.43% with a weighted average stated rate of 1.64%. At June 30, 2012, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 4.4%, with a weighted average stated rate of 2.33%.

The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows (in thousands):

	June 30,
Fiscal Year of Maturity	2013	2012

2013	$-	$20,000
2014	-	-
2015	20,000	20,000
2016	-	-
2017	20,000	20,000
2018	-	-
Thereafter	20,000	20,000

Total	$60,000	$80,000

The Bank’s advances from the FHLB are collateralized by certain real estate loans with an aggregate unpaid principal balance of $450.1 million and $471.5 million as of the most recent notification date for June 30, 2013 and 2012, respectively. At June 30, 2013 and 2012, the remaining amount available to borrow under this agreement was $292.9 million and $297.8 million, respectively. Each advance is payable at its maturity date.

The average balance of FHLB advances for the years ended June 30, 2013 and 2012 were $69.2 million and $93.1 million with average costs of 2.00% and 3.16%, respectively.

In fiscal 2009 the Bank established a short-term line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2013, $50.3 million of commercial real estate loans, $21.1 million of automobile loans, and $68,000 of investment securities were pledged as collateral. As of June 30, 2012, $73.1 million of commercial real estate loans, $16.6 million of automobile loans,

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

and $78,000 of investment securities were pledged as collateral. At June 30, 2013 and 2012, the available line of credit was $51.5 million and $59.4 million, respectively. The Bank has never drawn on this line of credit.

11.  EMPLOYEE BENEFITS

401(k) Plan: The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees’ contributions. The Company contributed $241,000, $177,000, and $176,000, to the plan for the years ended June 30, 2013, 2012, and 2011, respectively.

Incentive Plan: The Company maintains an Annual Incentive Plan for all employees. Participants are awarded a percentage of their base salary for attaining certain performance goals. The compensation expense related to these plans for years ended June 30, 2013, 2012, and 2011 totaled $904,000, $850,000, and $409,000 respectively.

Postretirement Medical Benefits: The Company provides postretirement medical benefits to eligible retired employees and their spouses. The plan covers employees who were hired on or before May 31, 2005, have 20 or more years of service and retire after age 55. The net periodic benefit cost related to this plan was $120,000, $74,000, and $85,000 for the years ended June 30, 2013, 2012, and 2011, respectively. The total postretirement obligation was $1.1 million, $1.2 million, and $763,000 at June 30, 2013, 2012, and 2011, respectively.

The expense of $120,000 for the year ended June 30, 2013 is comprised of the service cost of $43,000, interest cost of $52,000, and the amortization of actuarial loss from prior years of $25,000. There was no service cost from prior years amortized during fiscal 2013. An actuarial pre-tax gain in the amount of $209,000 was recognized in accumulated other comprehensive income at June 30, 2013 due to an increase in the discount rate to 4.75% in the current year from 4.25% in prior year as well as a higher than expected number of employees leaving the company prior to meet the age or service requirements to retire. The actuarial gain in the current year was more than offset by the remaining unamortized actuarial loss from the prior year and resulted in a net actuarial loss of $7,000, which will be amortized into net periodic cost over the next fiscal year.

12.  EMPLOYEE STOCK COMPENSATION

Stock Option Plan (“SOP”): The Company’s SOP provides for the issuance of options to directors, officers and employees. Pursuant to the Company’s 2004 SOP, 409,105 shares of the Company’s common stock may be awarded. The Company implemented the SOP to promote the long-term interest of the Company and its stockholders by providing an incentive to those key employees who contribute to the operational success of the Company. The options become exercisable in equal installments over a five-year period beginning one year from the date of grant. The options expire ten years from the date of grant and are subject to certain restrictions and limitations. Compensation expense related to the SOP was $37,000, $56,000 and $82,000 for the years ended June 30, 2013, 2012, and 2011 and the total income tax benefit was $9,000, $10,000, and $10,000, respectively.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

A summary of the activity in the stock option plan is presented below:

	June 30, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	217,399	$16.23
Granted	-	-
Exercised	(6,475)	10.85
Forfeited or expired	(30,644)	18.85

Outstanding at end of year	180,220	$15.98	4.08	$320

Fully vested and expected to vest	179,869	$15.99	4.07	$319

Options exercisable at end of year	158,513	$16.63	3.80	$249

Information related to the stock option plan during each year follows:

	June 30, 2013	June 30, 2012	June 30, 2011
Intrinsic value of stock options exercised (in thousands)	$26	$9	$-
Cash received from options exercised (in thousands)	70	78	-
Tax benefit realized from option exercises (in thousands)	3	-	-

There were no shares of stock options granted during the years ended June 30, 2013 and 2012. There were 8,000 shares of stock options granted during the year ended June 30, 2011. Stock options granted during the year ended June 30, 2011 were computed using the Black-Scholes option pricing model to determine the fair value of options with the following assumptions as of the date of grant:

	June 30, 2013	June 30, 2012	June 30, 2011
Risk-free interest rate	N/A	N/A	1.49%
Expected option life	N/A	N/A	7.00 years
Expected price volatility	N/A	N/A	31.49%
Expected dividend yield	N/A	N/A	1.95%
Weighted average fair value of stock options granted	$-	$-	$3.35

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the full vesting period of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company did not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company’s own stock volatility for the period since March 31, 2004, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options.

At June 30, 2013 the Company had an aggregate of 206,776 options available for future issuance under the SOP. As of June 30, 2013, there was $33,000 of unrecognized compensation cost related to nonvested stock options. This cost was expected to be recognized over a weighted average period of 1.7 years. The weighted average annual forfeiture rate during fiscal 2013 was 1.84% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Recognition and Retention Plan (“RRP”): The Company’s RRP provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value at date of grant. Pursuant to the Company’s 2004 RRP, 163,642 shares of the Company’s common stock may be awarded. There were 21,958 restricted shares outstanding and the Company had an aggregate of 14,224 shares available for future issuance under the RRP at June 30, 2013. The shares granted vest over a five-year period. Compensation expense recognized was $88,000, $140,000, and $109,000 for the years ended June 30, 2013, 2012, and 2011, respectively.

A summary of changes in the Company’s RRP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value
RRP nonvested shares at July 1, 2012	34,436	$12.39
Granted	2,000	14.14
Vested	(8,878)	12.71
Forfeited	(5,600)	12.24

RRP shares at June 30, 2013	21,958	$12.46

As of June 30, 2013 and 2012, there was $214,000 and $371,000 of total unrecognized compensation cost related to nonvested shares under the plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.97 years. The total fair value of shares vested during the years ended June 30, 2013, 2012, and 2011 was $127,000, $111,000, and $62,000, respectively.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

2011 Equity Incentive Plan (“EIP”): In December 2011, the Company’s shareholders approved EIP, providing for the issuance of stock options, restricted stock awards and restricted stock units to directors, officers and employees. Pursuant to the 2011 EIP, 892,500 shares of the Company’s common stock may be issued. Of the 892,500 shares of Company stock, 637,500 shares are eligible to be delivered pursuant to the exercise of Stock Options, and 255,000 shares may be issued as Restricted Stock Awards or Restricted Stock Unit Awards. The maximum number of shares of stock that may be covered by options that are intended to be “performance-based compensation” under a grant to any one employee in any one calendar year is 100,000 shares. The Company implemented the EIP to promote the long-term interest of the Company and its stockholders by providing an incentive to attract, retain and reward individuals who contribute to the operational success of the Company. Unless the Compensation Committee specifies a different vesting schedule at the time of grant, stock option, restricted stock awards, and restricted stock unit awards under the EIP shall be granted with a vesting rate not exceeding twenty percent per year, with the first installment vesting one year after the date of grant. The options expire ten years from the date of grant, or five years with respect to Incentive Stock Options granted to an employee who is a 10% Stockholder.

There were no stock options granted during the year ended June 30, 2013 under the EIP. There were 29,389 restricted shares outstanding. The vesting of these shares varies with vesting periods up to five years. The Company had an aggregate of 216,947 restricted stock award shares available for future issuances under the EIP at June 30, 2013.

A summary of changes in the Company’s restricted shares issued under the EIP for the year ended June 30, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
EIP nonvested shares at July 1, 2012	8,664	$13.86
Granted	32,154	14.30
Vested	(8,664)	13.86
Forfeited	(2,765)	14.07

Restricted EIP shares at June 30, 2013	29,389	$14.33

Compensation expense recognized was $176,000 and $30,000 for the years ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, there was $306,000 and $90,000 of total unrecognized compensation cost related to nonvested shares under the plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.25 years. The total fair value of shares vested during the year ended June 30, 2013 was $133,000.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

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

The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid during the year. Principal and interest payments are scheduled to occur over a twelve-year period. Principal contributions to the ESOP were $412,000, $398,000 and $435,000 for the years ended June 30, 2013, 2012, and 2011, respectively. The outstanding balance on the loan was $4.5 million and $4.9 million at June 30, 2013 and 2012, respectively. The unearned ESOP account of $4.3 million and $4.7 million were reported as a reduction to stockholders’ equity at June 30, 2013 and 2012, respectively.

During the year ended June 30, 2013, 41,421 shares of stock with average fair values of $14.84 per share were committed to be released. During the years ended June 30, 2012 and 2011, 41,421 shares and 39,248 shares of stock with average fair values of $12.86 and $11.70 per share, respectively, were committed to be released. Compensation expense was $615,000, $532,000, and $460,000 for the years ended June 30, 2013, 2012, and 2011, respectively. Shares held by the ESOP are as follows:

	June 30
	2013	2012
Allocated shares	113,907	72,486
Unearned shares	383,142	424,563

Total ESOP shares	497,049	497,049

Fair value of unearned shares (in thousands)	$5,556	$6,275

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

14.  INCOME TAXES

The components of income tax expense are as follows:

	June 30
	2013	2012	2011
	(In thousands)
Current
Federal	$3,055	$2,322	$3,213
State	748	652	730

	3,803	2,974	3,943

Deferred
Federal	(185)	1,009	743
State	(89)	315	194

	(274)	1,324	937

Income tax expense	$3,529	$4,298	$4,880

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate of 34% to pretax income due to the following:

	June 30
	2013	2012	2011
	(In thousands)
Federal income tax at statutory rate	$3,315	$3,914	$4,635
State taxes, net of federal tax benefit	502	638	782
General business credit	(196)	(197)	(241)
Bank-owned life insurance	(153)	(163)	(165)
Stock options	3	11	20
Other, net	58	95	(151)

Total	$3,529	$4,298	$4,880

Tax expense as a percentage of income before tax	36.2%	37.3%	35.8%

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total net deferred tax assets are as follows:

	June 30
	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,814	$1,756
Accrued expenses	195	107
Accrued state income tax	278	235
RRP and EIP Plan	48	35
Net unrealized loss on securities available-for-sale	244	-
Postretirement medical benefits	450	513
Premises and equipment	26	-
Other	142	184

Total deferred tax assets	3,197	2,830

Deferred tax liabilities:
Goodwill and other intangibles	(832)	(711)
Federal Home Loan Bank Stock dividends	(467)	(591)
Affordable Housing Partnership	(235)	(237)
Net unrealized gain on securities available-for-sale	-	(58)
Premises and equipment	-	(48)

Total deferred tax liabilities	(1,534)	(1,645)

Net deferred tax asset, included in other assets	$1,663	$1,185

There were no interest or penalties recorded in the income statement for the years ended June 30, 2013, 2012, and 2011. The Company had approximately $1,000 accrued for the payment of interest and penalties related to unrecognized tax benefits at June 30, 2013, and 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of June 30,
	2013	2012	2011
Balance, beginning of year	$796	$364	$13
Additions based on tax positions related to the current year	252	231	119
Additions for tax positions of prior years	22	201	232
Reductions for tax positions of prior years	(10)	-	-

Balance, end of year	$1,060	$796	$364

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The increase in the unrecognized tax benefits is primarily attributable to California tax incentives. Of this total, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company is currently under examination by the State of California Franchise Tax Board for tax years ended June 30, 2008, 2009, 2010, and 2011. The Company also has open exams with the Internal Revenue Service for tax years ending June 30, 2011 and 2012. The Company does not believe that there are other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management’s opinion, as of June 30, 2013, is that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2013 and 2012, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Adequacy Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2013:
Total capital (to risk-weighted assets)	$137,788	23.85%	$46,222	8.00%	$57,777	10.00%
Tier 1 capital (to risk-weighted assets)	132,145	22.87	23,111	4.00	34,666	6.00
Tier 1 (core) capital (to adjusted tangible assets)	132,145	15.28	34,591	4.00	43,238	5.00

June 30, 2012:
Total capital (to risk-weighted assets)	$131,832	21.10%	$49,993	8.00%	$62,491	10.00%
Tier 1 capital (to risk-weighted assets)	124,330	19.90	24,996	4.00	37,494	6.00
Tier 1 (core) capital (to adjusted tangible assets)	124,330	13.52	36,781	4.00	45,976	5.00

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital (in thousands):

	June 30
	2013	2012
GAAP Equity	$134,716	$127,714
Goodwill and other intangibles (less deferred tax)	(3,002)	(3,557)
Accumulated loss (gains) on securities	362	(79)
Postretirement medical benefit costs	129	252
Disallowed servicing assets	(60)	-

Tier 1 Capital	132,145	124,330
Allowance for loan losses	5,643	7,502

Total regulatory capital	$137,788	$131,832

Regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as Simplicity Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

100% of net income for the year-to-date plus retained net income for the two preceding calendar years. However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted. The amount of retained earnings available for dividends was $20.0 million at June 30, 2013. Simplicity Bank may pay dividends to Simplicity Bancorp, Inc. in accordance with this general authority.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

Simplicity Bancorp, Inc. is not currently subject to prompt corrective action regulations. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. In July 2013, the OCC and Federal Reserve Board published a final rule and the FDIC issued an interim final rule that revise the risk-based and leverage capital requirements for banking organizations agreed to by the members of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rule implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher minimum tier 1 capital requirement. In addition, the final rule establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The phase-in period for smaller, less complex banking organizations will begin in January 2015.

16.  LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management’s opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.

At June 30, 2013 and 2012, there were $76.8 million and $56.2 million, respectively, in cash and cash equivalents with balances in excess of insured limits.

Outstanding mortgage loan commitments at June 30, 2013 and 2012 amounted to $6.5 million and $9.5 million, respectively. There were $805,000 fixed rate loan commitments and $5.7 million adjustable rate loan commitments at June 30, 2013. This compares to $5.1 million fixed rate loan commitments and $4.4 million adjustable rate loan commitments at June 30, 2012. As of June 30, 2013 and 2012, commitments were issued at a weighted average rate of 3.39% and 3.77%, respectively. There were no commitments to purchase mortgage loans at June 30, 2013 and 2012.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Available credit on home equity and unsecured lines of credit is summarized as follows (in thousands):

	June 30
	2013	2012
Home equity	$664	$721
Other consumer	1,474	1,481

	$2,138	$2,202

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the years ended June 30, 2013 and 2012.

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

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

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

Loans Held for Sale: Fair value for loans held for sale is determined using quoted secondary-market prices such as loan sale commitments and is classified as Level 2.

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

Derivative Assets and Liabilities: The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The derivatives are comprised of IRLCs and mandatory loan sale commitments. The fair value of IRLCs are determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment (Level 3). The fair values of mandatory loan sale commitments are based on gains or losses that would occur if the Bank were to pair-off transaction with the investor at the measurement date (Level 2).

There were no liabilities measured at fair value in prior year.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables (dollars in thousands):

	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$30,075	$-	$30,075	$-
Collateralized mortgage obligations (residential)	22,105	-	22,105	-

Total available-for-sale securities	$52,180	$-	$52,180	$-

Derivatives assets	$234	$-	$227	$7

Liabilities
Derivatives liabilities	$47	$-	$-	$47

June 30, 2012:
Assets
Mortgage-backed securities (residential)	$19,372	-	$19,372	-
Collateralized mortgage obligations (residential)	34,025	-	34,025	-

Total available-for-sale securities	$53,397	$-	$53,397	$-

The table below presents the changes of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2013. The Company had no assets classified as level 3 and measured on a recurring basis for the year ended June 30, 2012.

IRLCs
(Dollars in Thousands)
Balance as of June 30, 2012	$-
Total gains or (losses) included in earnings	(40)

Balance as of June 30, 2013	$(40)

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets were measured at fair value on a non-recurring basis (dollars in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Assets
Impaired Loans
One-to-four family residential	$1,495	$-	$-	$1,495

Loans held for sale	$4,496	$-	$4,496	$-

MSAs	$195	$-	$-	$195

June 30, 2012:
Assets
Impaired Loans
One-to-four family residential	$11,359	$-	$-	$11,359
Multi-family residential	1,456	-	-	1,456
Commercial real estate	1,299	-	-	1,299

Total Impaired loans	$14,114	$-	$-	$14,114

At June 30, 2013 and 2012, no nonfinancial assets were measured at fair value on a non-recurring basis.

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. The fair value of collateral is calculated using an independent third party appraisal. Impaired loans measured at fair value had a recorded investment balance of $1.6 million at June 30, 2013 as compared to $16.9 million at June 30, 2012. The valuation allowance for these loans was $32,000 at June 30, 2013 as compared to $2.8 million at June 30, 2012. The reduction of the balance of impaired loans measured at fair value and the associated valuation allowance was primarily attributable to higher collateral value due to improved economy and payoffs on impaired loans individually evaluated during the year ended June 30, 2013.

Impairment of MSAs is determined at the tranche level and recognized through a valuation allowance for each individual grouping, to the extent that fair value is less than the carrying

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

amount. At June 30, 2013, an impairment of $31,000 was recognized through valuation allowance for the excess of carrying value over fair value in fiscal 2013.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at June 30, 2013 (dollars in thousands):

June 30, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
IRLCs	$(40)	Relative value analysis	Servicing value Pull-through rates(1)	0.55% to 1.0% (0.92%) 70% to 100% (76.6%)
Impaired Loans
One-to-four family residential	$1,495	Sales Comparison Approach	Adjustment for the differences between the comparable sales	-8.7% to 8.5% (-1.45%)
MSAs	$195	Discounted Cash Flow	Discount Rate	7.5%

(1)	The percentage of commitment to extend credit on loans to be held for sale which management has estimated to be funded

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

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

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

MSAs

The Company uses the amortization method for its MSAs and assesses the MSAs for impairment based on fair value. The fair value of MSAs is determined at tranche level using significant assumptions such as discount rate and is classified as Level 3. MSAs tranches with impairment recorded as described previously are excluded from the fair value disclosure below.

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

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Off-Balance Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	Fair Value Measurements at June 30, 2013 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial assets:
Cash on hand	$8,864	$8,864	$-	$-	$8,864
Federal funds sold	76,810	-	76,810	-	76,810
Securities held-to-maturity	525	-	541	-	541
Federal Home Loan Bank Stock	5,902	-	-	-	-
Loans held for sale	4,496	-	4,496	-	4,496
Loans receivable, net	688,213	-	-	710,219	710,219
MSAs	407	-	-	494	494
Accrued interest receivable - loans	2,344	-	-	2,344	2,344
Accrued interest receivable - investments	93	-	93	-	93
Financial liabilities:
Deposits	654,646	-	660,995	-	660,995
FHLB Advances	60,000	-	61,451	-	61,451

	Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial assets:
Cash on hand	$9,783	$9,783	$-	$-	$9,783
Federal funds sold	56,235	-	56,235	-	56,235
Securities held-to-maturity	1,197	-	1,229	-	1,229
Federal Home Loan Bank Stock	8,525	-	-	-	-
Loans receivable, net	750,603	-	-	777,672	777,672
Accrued interest receivable - loans	2,676	-	-	2,676	2,676
Accrued interest receivable - investments	102	-	102	-	102
Financial liabilities:
Deposits	682,889	-	692,971	-	692,971
FHLB Advances	80,000	-	82,960	-	82,960

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

18.  EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	June 30
	2013	2012	2011
Basic
Net income	$6,221	$7,220	$8,753
Less: Net income allocated to restricted stock awards	45	35	25

Net income allocated to common shareholders	$6,176	$7,185	$8,728

Weighted average common shares outstanding	8,085,345	8,927,572	9,199,795

Basic earnings per share	$0.76	$0.81	$0.95

Diluted
Net income	$6,221	$7,220	$8,753
Less: Net income allocated to restricted stock awards	45	35	25

Net income allocated to common shareholders	$6,176	$7,185	$8,728

Weighted average common shares outstanding	8,085,345	8,927,572	9,199,795
Add: Dilutive effects of stock options	18,806	7,167	121

Average shares and dilutive potential common shares	8,104,151	8,934,739	9,199,916

Diluted earnings per common share	$0.76	$0.81	$0.95

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock is considered a participating security as it is a security that participates in undistributed earnings with common stock. For the years ended June 30, 2013, 2012 and 2011, outstanding stock options to purchase 103,034 shares, 210,324 shares and 312,515 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.

19.  REPURCHASE OF COMMON STOCK

Since November 2011, the Company has repurchased 1,517,667 shares under three previously announced stock repurchase programs. The shares were repurchased at prices ranging from $12.00 to $15.44 per share with a weighted average cost of $14.38 per share. On March 29, 2013, the Company announced that its Board of Directors authorized the fourth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

shares upon completion of the third stock repurchase program, or up to approximately 413,081 shares. On June 30, 2013, there were 266,781 shares remaining to be repurchased under this program.

Under the previously announced stock repurchase programs, for the year ended June 30, 2013, the Company repurchased 871,215 shares at an aggregate cost of $13.0 million, including commissions. The shares were repurchased at prices between $13.96 and $15.44 per share with a weighted average cost of $14.91.

20.  CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth our Company’s unaudited results of operations for the four quarters of 2013 and 2012.

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(In thousands, except share data)
Year ended June 30, 2013
Interest income	$9,841	$9,089	$8,802	$8,596
Interest expense	2,217	2,099	1,799	1,754

Net interest income	7,624	6,990	7,003	6,842
Provision for loan losses	850	600	400	(1,600)
Noninterest income	1,582	2,068	1,587	1,665
Noninterest expense	6,157	6,744	5,897	6,562

Income before income tax	2,199	1,714	2,293	3,545

Income tax expense	806	607	864	1,253
Net income	$1,393	$1,107	$1,429	$2,292

Basic and Diluted earnings per share	$0.16	$0.13	$0.18	$0.29

Year ended June 30, 2012
Interest income	$10,277	$10,416	$9,924	$10,012
Interest expense	2,867	2,727	2,560	2,462

Net interest income	7,410	7,689	7,364	7,550
Provision for loan losses	-	-	-	250
Noninterest income	1,078	1,154	1,094	1,163
Noninterest expense	5,187	5,554	5,839	6,154

Income before income tax	3,301	3,289	2,619	2,309

Income tax expense	1,248	1,241	972	837
Net income	$2,053	$2,048	$1,647	$1,472

Basic and Diluted earnings per share	$0.22	$0.22	$0.18	$0.19

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

The decrease in provision for loan losses during the fourth quarter of 2013 resulted from a $1.6 million provision reversal primarily attributable to a $1.0 million recovery in connection with a settlement agreement on a delinquent multi-family loan in addition to continue improvement in asset quality.

21.  PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of Simplicity Bancorp, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

	June 30 2013	June 30 2012
Assets
Cash and cash equivalents	$6,179	$21,106
Securities available for sale	8	402
ESOP Loan	4,511	4,923
Investment in bank subsidiary	134,716	127,714
Accrued income receivable	-	2
Other assets	30	15

	$145,444	$154,162

Liabilities & Stockholders’ Equity
Accrued expenses and other liabilities	$6	$14
Stockholders’ equity	145,438	154,148

	$145,444	$154,162

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

CONDENSED STATEMENTS OF INCOME

	June 30
	2013	2012	2011
Income
Interest on ESOP Loan	$155	$169	$138
Interest on investment securities, taxable	8	33	79
Other interest and dividend income	12	44	43

Total income	175	246	260
Expenses
Other operating expenses	455	556	396

Total operating expenses	455	556	396

Loss before income taxes and equity in undistributed earnings of bank subsidiary	(280)	(310)	(136)
Income taxes	111	128	56

Loss before equity in undistributed earnings of bank subsidiary	(169)	(182)	(80)
Equity in undistributed earnings of bank subsidiary	6,390	7,402	8,833

Net income	$6,221	$7,220	$8,753

Comprehensive income	$5,899	$7,072	$8,700

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

CONDENSED STATEMENTS OF CASH FLOWS

	June 30
	2013	2012	2011
Operating activities
Net income	$6,221	$7,220	$8,753
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(6,390)	(7,402)	(8,833)
Amortization of net premiums on investments	-	-	(2)
Net change in accrued income receivable	2	3	5
Net change in other assets	(12)	(4)	526
Net change in accrued expenses and other liabilities	(8)	8	(1)

Net cash (used in) provided by operating activities	(187)	(175)	448

Investing activities
Proceeds from maturities of available-for-sale investments	388	520	1,322
Net change in ESOP loan receivable	412	398	(3,400)

Net cash provided by (used in) investing activities	800	918	(2,078)

Financing activities
Dividends paid on common stock	(2,618)	(2,329)	(1,917)
Purchase of treasury stock	(12,992)	(8,830)	-
Exercise of stock options	70	78	-
Capital Contribution to the bank	-	-	(29,542)
Net proceeds from stock offering	-	-	59,085

Net cash (used in) provided by financing activities	(15,540)	(11,081)	27,626

Net change in cash and cash equivalents	(14,927)	(10,338)	25,996
Cash and cash equivalents at beginning of year	21,106	31,444	5,448

Cash and cash equivalents at end of year	$6,179	$21,106	$31,444