Form 10-Q
period 2013-09-30
Simplicity Bancorp, Inc.
filed 2013-11-08
CIK 1412109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Common Stock, $.01 par value – 7,880,059 shares outstanding as of November 5, 2013.

Form 10-Q

SIMPLICITY BANCORP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2013	June 30, 2013
ASSETS
Cash and due from banks	$8,457	$8,864
Federal funds sold	26,525	76,810

Total cash and cash equivalents	34,982	85,674
Securities available-for-sale, at fair value	48,128	52,180
Securities held-to-maturity, fair value of $489 and $541 at September 30, 2013 and June 30, 2013, respectively	475	525
Federal Home Loan Bank stock, at cost	5,902	5,902
Loans held for sale	2,205	4,496
Loans receivable, net of allowance for loan losses of $5,487 and $5,643 at September 30, 2013 and June 30, 2013, respectively	713,830	689,708
Accrued interest receivable	2,331	2,439
Premises and equipment, net	3,940	3,799
Goodwill	3,950	3,950
Bank-owned life insurance	13,893	13,784
Real estate owned (REO)	325	—
Other assets	4,644	4,920

Total assets	$834,605	$867,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$57,119	$65,694
Interest bearing	569,754	588,952

Total deposits	626,873	654,646
Federal Home Loan Bank advances	60,000	60,000
Accrued expenses and other liabilities	3,712	7,293

Total liabilities	690,585	721,939
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized;
September 30, 2013 — 7,998,265 shares issued and outstanding
June 30, 2013 — 8,121,415 shares issued and outstanding	80	81
Additional paid-in capital	77,694	79,800
Retained earnings	70,857	70,326
Accumulated other comprehensive loss, net of tax	(436)	(491)
Unearned employee stock ownership plan (ESOP) shares	(4,175)	(4,278)

Total stockholders’ equity	144,020	145,438

Total liabilities and stockholders’ equity	$834,605	$867,377

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Interest income
Interest and fees on loans	$8,018	$9,718
Interest on securities, taxable	167	81
Federal Home Loan Bank dividends	80	10
Other interest	29	32

Total interest income	8,294	9,841

Interest expense
Interest on deposits	1,391	1,748
Interest on borrowings	249	469

Total interest expense	1,640	2,217

Net interest income	6,654	7,624
Provision for loan losses	—	850

Net interest income after provision for loan losses	6,654	6,774

Noninterest income
Service charges and fees	467	409
ATM fees and charges	517	526
Referral commissions	84	88
Bank-owned life insurance	109	116
Net gain on sales of loans	185	424
Other noninterest income	97	4

Total noninterest income	1,459	1,567

Noninterest expense
Salaries and benefits	3,016	3,222
Occupancy and equipment	786	713
ATM expense	578	521
Advertising and promotional	281	132
Professional services	555	495
Federal deposit insurance premiums	132	153
Postage	52	63
Telephone	195	228
Loss on equity investment	62	52
REO foreclosure expenses and sales gains/losses, net	28	(15)
Electronic services	125	100
Other operating expense	478	478

Total noninterest expense	6,288	6,142

Income before income tax expense	1,825	2,199
Income tax expense	676	806

Net income	$1,149	$1,393

Earnings per common share:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012
Net income	$1,149	$1,393
Other comprehensive income (loss):
Unrealized gain on securities available for sale	93	219
Postretirement medical benefit costs
Net loss arising during the period	(17)	(24)
Reclassification adjustment for net periodic benefit cost and benefits paid	17	24
Income tax effect	(38)	(90)

Other comprehensive income, net of tax	55	129

Comprehensive income	$1,204	$1,522

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Unearned ESOP Shares	Total
Balance, July 1, 2012	8,960,366	$90	$92,197	$66,723	$(169)	$(4,693)	$154,148
Net income	—	—	—	1,393	—	—	1,393
Other comprehensive income	—	—	—	—	129	—	129
Dividends declared ($0.08 per share)	—	—	—	(685)	—	—	(685)
Repurchase of common stock	(193,533)	(2)	(2,911)	—	—	—	(2,913)
Stock options earned	—	—	11	—	—	—	11
Allocation of stock awards	—	—	69	—	—	—	69
Issuance of stock awards	25,259	—	—	—	—	—	—
Forfeiture of stock awards	(800)	—	—	—	—	—	—
Allocation of ESOP common stock	—	—	52	—	—	104	156

Balance, September 30, 2012	8,791,292	$88	$89,418	$67,431	$(40)	$(4,589)	$152,308

Balance, July 1, 2013	8,121,415	$81	$79,800	$70,326	$(491)	$(4,278)	$145,438
Net income	—	—	—	1,149	—	—	1,149
Other comprehensive income	—	—	—	—	55	—	55
Dividends declared ($0.08 per share)	—	—	—	(618)	—	—	(618)
Repurchase of common stock	(148,575)	(1)	(2,242)	—	—	—	(2,243)
Stock options earned	—	—	9	—	—	—	9
Allocation of stock awards	—	—	75	—	—	—	75
Issuance of stock awards	25,425	—	—	—	—	—	—
Allocation of ESOP common stock	—	—	52	—	—	103	155

Balance, September 30, 2013	7,998,265	$80	$77,694	$70,857	$(436)	$(4,175)	$144,020

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,149	$1,393
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	112	225
Amortization of net premiums on loan purchases	121	98
Amortization of net loan origination costs	17	34
Provision for loan losses	—	850
Net gain on sale of REO	—	(16)
Net gain on sales of loans held for sale	(185)	(424)
Loans originated for sale	(6,957)	(16,656)
Proceeds from sales of loans held for sale	9,519	11,322
Decrease in valuation allowance for loans held for sale	(86)	—
Depreciation and amortization	321	243
Amortization of core deposit intangible	—	6
Loss on equity investment	62	52
Increase in cash surrender value of bank-owned life insurance	(109)	(116)
Allocation of ESOP common stock	155	156
Allocation of stock awards	75	69
Stock options earned	9	11
Net change in accrued interest receivable	108	(78)
Net change in other assets	176	(164)
Net change in accrued expenses and other liabilities	(3,581)	(1,080)

Net cash provided by (used in) operating activities	906	(4,075)

INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities	4,033	4,829
Proceeds from maturities and principal repayments of held-to-maturity securities	50	211
Net change in loans	(24,585)	20,297
Proceeds from sale of real estate owned	—	686
Redemption of FHLB stock	—	440
Purchases of premises and equipment	(462)	(240)

Net cash (used in) provided by investing activities	(20,964)	26,223

FINANCING ACTIVITIES
Dividends paid on common stock	(618)	(685)
Repurchase of common stock	(2,243)	(2,913)
Net change in deposits	(27,773)	(4,997)

Net cash used in financing activities	(30,634)	(8,595)

Net change in cash and cash equivalents	(50,692)	13,553
Cash and cash equivalents at beginning of period	85,674	66,018

Cash and cash equivalents at end of period	$34,982	$79,571

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$1,634	$2,211
Income taxes paid	1,600	1,000
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$325	$—

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

The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2014. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates in the Preparation of Consolidated Financial Statements: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate owned, mortgage servicing assets (“MSAs”), mortgage banking derivatives, deferred tax assets and fair values of financial instruments.

Recent Accounting Pronouncements:

Adoption of New Accounting Standards:

In February 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s result of operations or financial position.

Note 2 – Earnings Per Share

The following table sets forth earnings per share calculations for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012
	(Dollars in thousands, except per share data)
Basic
Net income	$1,149	$1,393
Less: Net income allocated to restricted stock awards	9	10

Net income allocated to common shareholders	$1,140	$1,383

Weighted average common shares outstanding	7,625,978	8,433,462

Basic earnings per common share	$0.15	$0.16

Diluted
Net income	$1,149	$1,393
Less: Net income allocated to restricted stock awards	9	10

Net income allocated to common shareholders	$1,140	$1,383

Weighted average common shares outstanding	7,625,978	8,433,462
Add: Dilutive effect of stock options	19,453	17,404

Average shares and dilutive potential common shares	7,645,431	8,450,866

Diluted earnings per common share	$0.15	$0.16

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per share is determined for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock contains rights to non-forfeitable dividends and qualifies as a participating security. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. For the three months ended September 30, 2013, 10,355 ESOP shares were allocated and 372,787 ESOP shares remained unearned.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For the three months ended September 30, 2013 and 2012, outstanding stock options to purchase 87,691 shares and 199,935 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three month ended September 30, 2013 and 2012.

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables (dollars in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$28,611	$—	$28,611	$—
Collateralized mortgage obligations (residential)	19,517	—	19,517	—

Total available-for-sale securities	$48,128	$—	$48,128	$—

June 30, 2013:
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$30,075	$—	$30,075	$—
Collateralized mortgage obligations (residential)	22,105	—	22,105	—

Total available-for-sale securities	$52,180	$—	$52,180	$—

Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets were measured at fair value on a non-recurring basis (dollars in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2013:
Impaired Loans
One-to-four family residential	$1,025	$—	$—	$1,025
Multi-family residential	197	—	—	197

Total impaired loans	$1,222	$—	$—	$1,222

MSAs	$200	$—	$—	$200

Assets at June 30, 2013:

Impaired Loans
One-to-four family residential	$1,495	$—	$—	$1,495

Loans Held for Sale	$4,496	$—	$4,496	$—

MSAs	$195	$—	$—	$195

At September 30, 2013 and 2012, no nonfinancial assets were measured at fair value on a non-recurring basis.

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. The fair value of collateral is calculated using an independent third party appraisal. Impaired loans measured at fair value had a recorded investment balance of $1.2 million at September 30, 2013 as compared to $1.5 million at June 30, 2013. The valuation allowance for these loans was $9,000 at September 30, 2013 as compared to $32,000 at June 30, 2013. The reduction of the balance of impaired loans measured at fair value and the associated valuation allowance was primarily attributable to principal reduction due to continuous payments on impaired loans individually evaluated during the three months ended September 30, 2013.

Impairment of MSAs is determined at the tranche level and recognized through a valuation allowance for each individual grouping, to the extent that fair value is less than the carrying amount. The impairment amount was $27,000 as of September 30, 2013 as compared to $31,000 as of June 30, 2013.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at September 30, 2013 (dollars in thousands):

September 30, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired Loans
One-to-four family residential	$1,025	Sales Comparison Approach	Adjustment for the differences between the comparable sales	-6.4% to 8.5% (2.3%)
Multi-family residential	$197	Sales Comparison Approach	Adjustment for the differences between the comparable sales	-31.8%
		Income Approach	Capitalization rate	10.3% to 11.8% (11.1%)
MSAs	$200	Discounted Cash Flow	Discount Rate	7.5%

June 30, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired Loans
One-to-four family residential	$1,495	Sales Comparison Approach	Adjustment for the differences between the comparable sales	-8.7% to 8.5% (-1.45%)
MSAs	$195	Discounted Cash Flow	Discount Rate	7.5%

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

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	Fair Value Measurements at September 30, 2013 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

Financial assets:
Cash on hand	$8,457	$8,457	$—	$—	$8,457
Federal funds sold	26,525	—	26,525	—	26,525
Securities held-to-maturity	475	—	489	—	489
Federal Home Loan Bank Stock	5,902	—	—	—	—
Loans held for sale	2,205	—	2,324	—	2,324
Loans receivable, net	712,608	—	—	729,797	729,797
MSAs	455	—	—	564	564
Accrued interest receivable - loans	2,246	—	—	2,246	2,246
Accrued interest receivable - investments	85	—	85	—	83
Financial liabilities:
Deposits	626,873	—	632,027	—	632,027
FHLB Advances	60,000	—	61,024	—	61,024

	Fair Value Measurements at June 30, 2013 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

Financial assets:
Cash on hand	$8,864	$8,864	$—	$—	$8,864
Federal funds sold	76,810	—	76,810	—	76,810
Securities held-to-maturity	525	—	541	—	541
Federal Home Loan Bank Stock	5,902	—	—	—	—
Loans held for sale	4,496	—	4,496	—	4,496
Loans receivable, net	688,213	—	—	710,219	710,219
MSAs	407	—	—	494	494
Accrued interest receivable - loans	2,344	—	—	2,344	2,344
Accrued interest receivable - investments	93	—	93	—	93
Financial liabilities:
Deposits	654,646	—	660,995	—	660,995
FHLB Advances	60,000	—	61,451	—	61,451

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

September 30, 2013
Mortgage-backed (residential):
Fannie Mae	$7,938	$69	$—	$7,869
Freddie Mac	20,673	13	(607)	21,267
Collateralized mortgage obligations (residential):
Fannie Mae	11,319	10	(20)	11,329
Freddie Mac	8,198	35	—	8,163

Total	$48,128	$127	$(627)	$48,628

June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$8,510	$9	$(17)	$8,518
Freddie Mac	21,565	—	(662)	22,227
Collateralized mortgage obligations (residential):
Fannie Mae	13,125	59	(39)	13,105
Freddie Mac	8,980	57	—	8,923

Total	$52,180	$125	$(718)	$52,773

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2013
Mortgage-backed (residential):
Fannie Mae	$115	$4	$—	$119
Freddie Mac	70	4	—	74
Ginnie Mae	35	1	—	36
Collateralized mortgage obligations: (residential)			—
Fannie Mae	255	5	—	260
Freddie Mac	—	—	—	—

Total	$475	$14	$—	$489

June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$119	$4	$—	$123
Freddie Mac	74	5	—	79
Ginnie Mae	36	2	—	38
Collateralized mortgage obligations: (residential)			—
Fannie Mae	296	5	—	301
Freddie Mac	—	—	—	—

Total	$525	$16	$—	$541

There were no sales of securities during the three months ended September 30, 2013 and September 30, 2012.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at September 30, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. There were no mortgage-backed securities called prior to the maturity date during the three months ended September 30, 2013.

Securities with unrealized losses at September 30, 2013 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2013
Description of Securities
Mortgage-backed securities	$17,679	$(607)	$—	$—	$17,679	$(607)
Collateralized mortgage obligations (residential)	6,145	(5)	2,066	(15)	8,211	(20)

Total temporarily impaired	$23,824	$(612)	$2,066	$(15)	$25,890	$(627)

June 30, 2013
Description of Securities
Mortgage-backed securities	$25,476	$(680)	$—	$—	$25,476	$(680)
Collateralized mortgage obligations (residential)	—	—	2,508	(39)	2,508	(39)

Total temporarily impaired	$25,476	$(680)	$2,508	$(39)	$27,984	$(719)

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

At September 30, 2013, nine debt securities had an aggregate unrealized loss of 2.4% of the Company’s amortized cost basis. At June 30, 2013, ten debt securities had an unrealized loss of 2.6% of the Company’s amortized cost basis. We do not own any non-agency mortgage-backed securities (“MBSs”) or collateralized mortgage obligations (“CMOs”). All MBSs and CMOs were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of September 30, 2013 and June 30, 2013.

There were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans

The composition of loans consists of the following (in thousands):

	September 30, 2013	June 30, 2013
Real Estate:
One-to-four family residential	$308,308	$319,631
Multi-family residential	317,566	280,771
Commercial real estate	51,733	55,621

	677,607	656,023

Consumer:
Automobile	30,591	26,711
Home equity	662	682
Other consumer loans, primarily secured	9,671	10,917

	40,924	38,310

Total loans	718,531	694,333
Deferred net loan origination costs	395	506
Net premium (discounts) on purchased loans	391	512
Allowance for loan losses	(5,487)	(5,643)

Loans receivable, net	$713,830	$689,708

Loans held for sale totaled $2.2 million as of September 30, 2013 as compared to $4.5 million as of June 30, 2013. Loans held for sale are recorded at the lower of cost or fair value. Fair value, if lower than cost, is determined by outstanding commitments from the investor. Proceeds from sales of loans held for sale were $9.5 million and $11.3 million during the three months ended September 30, 2013 and 2012, resulting in net gain on sales of $185,000 and $424,000, respectively.

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the Three months ended September 30, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$3,009	$839	$1,654	$83	$4	$54	$5,643
Provision for loan losses	(352)	548	(247)	47	—	4	—
Recoveries	4	—	1	8	—	1	14
Loans charged-off	(33)	(100)	—	(26)	—	(11)	(170)

Balance, end of period	$2,628	$1,287	$1,408	$112	$4	$48	$5,487

	Allowance for loan losses for the Three months ended September 30, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502
Provision for loan losses	964	(238)	68	40	19	(3)	850
Recoveries	41	—	—	7	—	1	49
Loans charged-off	(1,176)	(224)	(527)	(21)	(56)	(5)	(2,009)

Balance, end of period	$4,521	$1,057	$672	$88	$26	$28	$6,392

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and June 30, 2013 (in thousands):

September 30, 2013	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$991	$1	$61	$19	$—	$3	$1,075
Collectively evaluated for impairment	1,637	1,286	1,347	93	4	45	4,412

Total ending allowance balance	$2,628	$1,287	$1,408	$112	$4	$48	$5,487

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$13,980	$1,655	$5,767	$19	$—	$3	$21,424
Collectively evaluated for impairment	294,328	315,911	45,966	30,572	662	9,668	697,107

Total ending loan balance	$308,308	$317,566	$51,733	$30,591	$662	$9,671	$718,531

June 30, 2013	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$941	$—	$64	$—	$—	$4	$1,009
Collectively evaluated for impairment	2,068	839	1,590	83	4	50	4,634

Total ending allowance balance	$3,009	$839	$1,654	$83	$4	$54	$5,643

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$14,790	$1,547	$6,136	$—	$—	$4	$22,477
Collectively evaluated for impairment	304,841	279,224	49,485	26,711	682	10,913	671,856

Total ending loan balance	$319,631	$280,771	$55,621	$26,711	$682	$10,917	$694,333

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

The difference between the recorded investment and unpaid principal balance of loans relates to net deferred origination costs, net premiums on purchased loans, charge-offs and interest payments received on impaired loans that are recorded as a reduction of principal. Included in the real estate loans individually evaluated for impairment with an allowance recorded as of September 30, 2013, $1.2 million were collateral dependent loans measured at fair value with a valuation allowance of $9,000 and $8.3 million were evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $1.0 million. This compares to $1.5 million collateral dependent loans measured at fair value with a valuation allowance of $32,000 and $7.7 million evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $974,000 at June 30, 2013.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and June 30, 2013 (in thousands):

September 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,709	$5,787	$—
Multi-family residential	1,899	1,458	—
Commercial real estate	5,364	4,577	—

	13,972	11,822	—

With an allowance recorded:
Real estate loans:
One-to-four family	8,607	8,193	991
Multi-family residential	301	197	1
Commercial real estate	1,190	1,190	61
Other loans:
Automobile	19	19	19
Other	3	3	3

	10,120	9,602	1,075

Total	$24,092	$21,424	$1,075

June 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$7,909	$6,796	$—
Multi-family residential	1,961	1,547	—
Commercial real estate	5,704	4,940	—

	15,574	13,283	—

With an allowance recorded:
Real estate loans:
One-to-four family	8,227	7,994	941
Multi-family residential	—	—	—
Commercial real estate	1,196	1,196	64
Other loans:
Automobile	—	—	—
Home equity	—	—	—
Other	4	4	4

	9,427	9,194	1,009

Total	$25,001	$22,477	$1,009

The following table presents monthly average of individually impaired loans by class for the three months ended September 30, 2013 and September 30, 2012 (in thousands):

	Three months ended September 30,
	2013	2012
Real estate loan:
One-to-four family	$14,385	$19,347
Multi-family residential	1,601	2,312
Commercial real estate	5,952	4,620
Other loans:
Home Equity	—	19

Total	$21,938	$26,298

Payments received on impaired loans are recorded as a reduction of principal. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible.

The following table presents interest payments recorded as reduction of principal on impaired loans by class (in thousands).

	Three months ended September 30,
	2013	2012
Real estate loan:
One-to-four family	$23	$53
Multi-family residential	13	9
Commercial real estate	8	30

Total	$44	$92

The following table presents nonaccrual loans by class of loans (in thousands):

Non-accrual loans:	September 30, 2013	June 30, 2013
Real estate loans:
One-to-four family	$8,152	$10,310
Multi-family residential	1,655	1,547
Commercial	3,689	4,045
Other loans:
Automobile	19	14
Home Equity	—	—
Other	3	4

Total non-accrual loans	$13,518	$15,920

The following tables present the aging of past due loans by class of loans (in thousands):

September 30, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans

Real estate loans:
One-to-four family	$340	$2,067	$1,505	$3,912	$304,396	$308,308
Multi-family	—	—	197	197	317,369	317,566
Commercial	—	—	2,545	2,545	49,188	51,733
Other loans:
Automobile	73	16	19	108	30,483	30,591
Home Equity	—	—	—	—	662	662
Other	17	10	1	28	9,643	9,671

Total loans	$430	$2,093	$4,267	$6,790	$711,741	$718,531

June 30, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans

Real estate loans:
One-to-four family	$389	$970	$1,751	$3,110	$316,521	$319,631
Multi-family	—	198	—	198	280,573	280,771
Commercial	—	2,545	—	2,545	53,076	55,621
Other loans:
Automobile	32	—	14	46	26,665	26,711
Home Equity	143	—	—	143	539	682
Other	20	2	4	26	10,891	10,917

Total loans	$584	$3,715	$1,769	$6,068	$688,265	$694,333

Troubled Debt Restructurings:

Troubled debt restructurings totaled $15.5 million and $15.7 million at September 30, 2013 and June 30, 2013, respectively. Troubled debt restructurings of $7.6 million and $9.1 million are included in the non-accrual loans at September 30, 2013 and June 30, 2013. The Bank has allocated $291,000 and $393,000 of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings and were on non-accrual status as of September 30, 2013 and June 30, 2013 respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the timely payment will continue. During the three months ended September 30, 2013, four troubled debt restructurings with an aggregate outstanding balance of $1.4 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to no troubled debt restructurings returning to accrual status during the same period last year. There were no further commitments to customers whose loans were troubled debt restructurings at September 30, 2013 and June 30, 2013.

During the three months ended September 30, 2013, there were no new loans that were modified as troubled debt restructurings. This compares to three one-to-four family loans with an aggregate outstanding balance of $1.1 million whose terms were modified as troubled debt restructurings during the three months ended September 30, 2012. There was a temporary reduction of the stated interest rates of these loans for a period of 24 months. There was no modification of terms involving an extension of the maturity dates or a permanent reduction of the recorded investment in the loans.

At September 30, 2013 and September 30, 2012, there were no loans modified as a troubled debt restructurings within the previous 12 months for which there was a payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the three months ended September 30, 2013 and 2012 that did not meet the definition of a troubled debt restructuring. During the three months ended September 30, 2013 and 2012, six loans in the amount of $2.4 million and twenty-two loans in the amount of $11.3 million were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.

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

As of September 30, 2013 and June 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$287,641	$11,087	$9,580	$—	$—
Multi-family	304,084	4,066	9,416	—	—
Commercial	39,760	3,019	8,954	—	—
Other loans:
Automobile	30,310	156	103	3	19
Home equity	662	—	—	—	—
Other	9,624	27	15	2	3

Total loans	$672,081	$18,355	$28,068	$5	$22

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$296,434	$10,973	$12,224	$—	$—
Multi-family	275,143	3,094	2,534	—	—
Commercial	43,246	3,895	8,480	—	—
Other loans:
Automobile	26,454	102	137	18	—
Home equity	682	—	—	—	—
Other	10,848	36	23	6	4

Total loans	$652,087	$18,100	$23,398	$24	$4

Note 6 - Real Estate Owned

Changes in real estate owned are summarized as follows (in thousands):

	September 30, 2013	June 30, 2013
Beginning of period	$—	$1,280
Transfers in	325	521
Capitalized improvements	—	4
Sales	—	(1,805)

End of period	$325	$—

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	Three months ended
	September 30, 2013	September 30, 2012
Net gain on sales	$—	$16
Net operating income (expense)	(28)	(1)

Total	$(28)	$15

The company has no valuation allowance or activity in the valuation allowance account during the three months ended September 30, 2013 and 2012.

Note 7 – Federal Home Loan Bank Advances

FHLB advances were $60.0 million at September 30, 2013 and June 30, 2013. At September 30, 2013, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 2.43% with a weighted average stated rate of 1.64%. The range of the stated interest rates and the weighted average stated rate remain unchanged from June 30, 2013.

The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows (in thousands):

Fiscal Year of Maturity	September 30, 2013	June 30, 2013

2014	$—	$—
2015	20,000	20,000
2016	—	—
2017	20,000	20,000
2018	—	—
Thereafter	20,000	20,000

Total	$60,000	$60,000

Note 8 – Change in Accumulated Other Comprehensive Loss

Accumulated other comprehensive income includes unrealized gain and losses on securities available-for-sale and actuarial gains and losses, net periodic benefit cost and benefits paid for postretirement medical benefit. Changes in accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive are recorded on the consolidated statement of income either as a noninterest income or expense.

The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2013 and 2012.

(Dollars in Thousands)	Unrealized Gain and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance, June 30, 2013	$(362)	$(129)	$(491)
Other comprehensive income before reclassifications	93	(17)	76
Amounts reclassified from accumulated other comprehensive income	—	17	17
Tax effect of current period changes	(38)	—	(38)

Net current period other comprehensive income	55	—	55

Balance, September 30, 2013	$(307)	$(129)	$(436)

(Dollars in Thousands)	Unrealized Gain and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance, June 30, 2012	$83	$(252)	$(169)
Other comprehensive income before reclassifications	219	24	243
Amounts reclassified from accumulated other comprehensive income	—	(24)	(24)
Tax effect of current period changes	(90)	—	(90)

Net current period other comprehensive income	129	—	129

Balance, September 30, 2012	$212	$(252)	$(40)

Note 9 – Repurchase of Common Stock

Since November 2011, the Company has repurchased 1,666,242 shares under four previously announced stock repurchase programs. The shares were repurchased at prices ranging from $12.00 to $15.55 per share with a weighted average cost of $14.44 per share. On September 30, 2013, there were 118,206 shares remaining to be repurchased under these programs.

For the three months ended September 30, 2013, the Company repurchased 148,575 shares at an aggregate cost of $2.2 million, including commissions. The shares were repurchased at prices between $14.75 and $15.55 per share with a weighted average cost of $15.10.

Note 10 – Subsequent Events

On November 4, 2013, the Company announced that its Board of Directors authorized the fifth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 394,003 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC’s rules. Any repurchased shares will be available for general corporate purposes.

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

Market Area

Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. There have been positive developments in current economic conditions since the end of the recession. Improving financial conditions, increasing credit availability, accommodative monetary policy, and healthier labor and housing markets all support the economic growth in our market area. According to the Beige Book published by the Federal Reserve in September 2013, economic activity continued to expand at a modest to moderate pace from early July to August 2013. In the Twelfth Federal Reserve District (San Francisco), demand for housing strengthened further, and commercial real estate activity was stable or improved. Although levels remained significantly lower than in the pre-recession period, both home sales and house prices climbed further relative to the prior reporting period in our market area of California. However, lenders continue to face margin compression due to the low interest rate environment, ample liquidity and generally stiff competition over well-qualified borrowers. Future growth opportunities will be influenced by the stability of the nation and the regional economy and other trends within California, including unemployment rates and housing market conditions.

Both California and national unemployment rates remain at historically high levels. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California rose from 8.5% in June 2013 to 8.9% in August 2013. This compares to the national unemployment rate which trended down from 7.6% in June 2013 to 7.2% in September 2013.

Comparison of Financial Condition at September 30, 2013 and June 30, 2013.

Assets. Total assets declined to $834.6 million, or 3.8%, at September 30, 2013 from $867.4 million at June 30, 2013 due primarily to a decrease in cash and cash equivalents and securities available-for-sale, partially offset by an increase in gross loans receivable.

Cash and cash equivalents decreased by $50.7 million, or 59.2% to $35.0 million at September 30, 2013 from $85.7 million at June 30, 2013. The decrease was primarily due to cash deployed to fund the net growth in loans receivable and a decline in deposits.

Securities available-for-sale decreased by $4.1 million, or 7.8%, to $48.1 million at September 30, 2013 from $52.2 million at June 30, 2013 due to maturities, principal repayments and amortization.

Gross loans receivable increased by $24.2 million, or 3.5%, to $718.5 million at September 30, 2013 from $694.3 million at June 30, 2013. The increase was primarily attributable to organic loan growth in multi-family residential loans and consumer loans, offset in part by principal repayments and payoffs in addition to the sale of conforming fixed rate one-to-four family residential loans in the secondary market. Multi-family loans increased $36.8 million, or 13.1%, to $317.6 million at September 30, 2013 from $280.8 million at June 30, 2013 due to $51.5 million in loan originations during the three months ended September 30, 2013.

Commercial real estate loans decreased $3.9 million, or 7.0%, to $51.7 million at September 30, 2013 from $55.6 million at June 30, 2013 due to principal prepayments and payoffs as there have been no new commercial real estate loan originations since January 2009. One-to-four family residential real estate loans decreased $11.3 million, or 3.5%, to $308.3 million at September 30, 2013 from $319.7 million at June 30, 2013 due primarily to principal prepayments and payoffs and sales of newly originated conforming fixed rate loans held for sale. Consumer loans which were comprised primarily of automobile loans increased $2.6 million, or 6.8%, to $40.9 million at September 30, 2013 from $38.3 million at June 30, 2013 due to $7.0 million in automobile loan originations during the three months ended September 30, 2013.

The allowance for loan losses decreased by $156,000, or 2.8%, to $5.5 million at September 30, 2013 from $5.6 million at June 30, 2013 due primarily to net charge-offs as well as improved asset quality of the loan portfolio and a decline in the historical loss factors for criticized and classified assets. Non-performing assets decreased to $13.8 million, or 1.66% of total assets at September 30, 2013 as compared to $16.0 million, or 1.84% of total assets at June 30, 2013.

Deposits. Total deposits decreased $27.8 million, or 4.2%, to $626.9 million at September 30, 2013 from $654.6 million at June 30, 2013. The decline was comprised of a $19.2 million decrease in interest-bearing deposits and a $8.6 million decrease in non-interest bearing demand deposits.

The decrease in interest bearing deposits consisted of a $17.2 million, or 6.1%, decrease in certificates of deposit from $280.1 million at June 30, 2013 to $262.9 million at September 30, 2013, a $2.6 million, or 1.9%, decrease in savings accounts from $134.9 million at June 30, 2013 to $132.3 million at September 30, 2013, and a $697,000, or 4.8% decrease in interest-bearing checking from $14.5 million at June 30, 2013 to $13.8 million at September 30, 2013. These decreases were partially offset by a $1.2 million, or 0.8%, increase in money market accounts from $159.6 million at June 30, 2013 to $160.8 million at September 30, 2013. The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields as accounts repriced to lower offering rates. Savings accounts decreased primarily due to the discontinuation of certain savings products which had lower offering rates. Non-interest bearing demand deposits decreased $8.6 million, or 13.1% from $65.6 million at June 30, 2013 to $57.1 million at September 30, 2013. The decline in non-interest bearing demand and interest-bearing checking was primarily a result of the timing of customer payroll deposits as compared to June 30, 2013. The slight growth in money market balances was attributable to customers preferring the short-term flexibility of non-certificate accounts in a low interest rate environment.

Borrowings. FHLB advances were $60.0 million at September 30, 2013 and June 30, 2013. The weighted average cost of FHLB advances of 1.64% remained unchanged from June 30, 2013.

Stockholders’ Equity. Total stockholders’ equity, represented 17.3% of total assets and decreased to $144.0 million at September 30, 2013 from $145.4 million at June 30, 2013. The decrease in stockholders’ equity was primarily attributable to shares repurchased during the three months ended September 30, 2013 pursuant to the stock repurchase program previously announced of $2.2 million as well as cash dividends paid of $618,000, partially offset by net income of $1.1 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended September 30, 2013 and 2012, respectively.

	For the three months ended September 30,
	2013 (1)			2012 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)

INTEREST-EARNING ASSETS
Loans receivable(2)	$706,331	$8,018	4.54%	$762,251	$9,718	5.10%
Securities(3)	50,456	167	1.32	52,165	81	0.62
Federal funds sold	49,269	29	0.24	57,838	32	0.22
Federal Home Loan Bank stock	5,962	80	5.37	8,305	10	0.48

Total interest-earning assets	812,018	8,294	4.09	880,559	9,841	4.47

Noninterest earning assets	37,586			38,019

Total assets	$849,604			$918,578

INTEREST-BEARING LIABILITIES
Interest-bearing checking	$14,211	$2	0.06%	$9,050	$2	0.09%
Money market	160,510	92	0.23	160,170	128	0.32
Savings deposits	133,495	31	0.09	139,998	49	0.14
Certificates of deposit	270,323	1,266	1.87	305,622	1,569	2.05
Borrowings	60,000	249	1.66	80,000	469	2.35

Total interest-bearing liabilities	638,539	1,640	1.03	694,840	2,217	1.28

Noninterest bearing liabilities	66,353			70,123

Total liabilities	704,892			764,963
Equity	144,712			153,615

Total liabilities and equity	$849,604			$918,578

Net interest/spread		$6,654	3.06%		$7,624	3.19%

Margin(4)			3.28%			3.46%

Ratio of interest-earning assets to interest bearing liabilities	127.17%			126.73%

(1)	Yields earned and rates paid have been annualized.
(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.
(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012.

General. Net income for the three months ended September 30, 2013 was $1.1 million, a decrease of $244,000 as compared to net income of $1.4 million for the three months ended September 30, 2012. Earnings per basic and diluted common share were $0.15 for the three months ended September 30, 2013, compared to $0.16 for the three months ended September 30, 2012. The decrease in net income was due primarily to a decrease in net interest income and noninterest income and an increase in noninterest expense, partially offset by a decrease in provision for loan losses.

Interest Income. Interest income decreased $1.5 million, or 15.7%, to $8.3 million for the three months ended September 30, 2013 from $9.8 million for the three months ended September 30, 2012. The decline in interest income was primarily due to decreases in interest and fees on loans.

Interest and fees on loans decreased $1.7 million to $8.0 million for the three months ended September 30, 2013 from $9.7 million for the three months ended September 30, 2012. The primary reason for the decrease was a decline of 56 basis points in the average yield on loans from 5.10% for the three months ended September 30, 2012 to 4.54% for the three months ended September 30, 2013 and a decrease of $55.9 million in the average balance of loans receivable to $706.3 million for the three months ended September 30, 2013 from $762.3 million for the three months ended September 30, 2012. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and payoffs of higher yielding seasoned loans during the period as a result of the low interest rate environment. The decrease in the average loan receivable balance was attributable to loan principal repayments, sales and payoffs.

Interest Expense. Interest expense decreased $577,000, or 26.0% to $1.6 million for the three months ended September 30, 2013 from $2.2 million for the three months ended September 30, 2012. The decline reflected a reduction in the average cost of funds on deposits and borrowings as a result of the continuing low interest rates during the three months ended September 30, 2013.

Interest expense on deposits decreased $357,000, or 20.4% to $1.4 million during the three months ended September 30, 2013 as compared to $1.7 million for the same period last year. The primarily reason for the decrease was a 16 basis point decline in the average cost of deposits from 1.03% for the three months ended September 30, 2012 to 0.87% for the three months ended September 30, 2013 due to the downward repricing of deposits in the low interest rate environment as well as a decrease of $36.6 million in the average balance of deposits to $578.5 million for the three months ended September 30, 2013 from $614.8 million for the three months ended September 30, 2012.

Interest expense on borrowings decreased $220,000 or 46.9% to $249,000 during the three months ended September 30, 2013 as compared to $469,000 for the same period last year. The decline was primarily attributable to a 69 basis point decrease in the average cost of borrowings from 2.35% for the three months ended September 30, 2012 to 1.66% for the three months ended September 30, 2013 as a result of the pay down of $20.0 million in scheduled maturities of higher costing borrowings during December 2012.

Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2013 as compared to $850,000 for the same period last year. The decline in the provision during the current quarter was primarily a result of a decline in net charge-offs and loss factors on loans collectively evaluated for impairment. Annualized net charge-offs decreased to 0.09% of average outstanding loans for the three months ended September 30, 2013 as compared to 0.29% of average outstanding loans for the year ended June 30, 2013. Non-performing loans decreased to $13.5 million, or 1.88% of total loans at September 30, 2013 as compared to $15.9 million, or 2.29% of total loans at June 30, 2013 while delinquent loans, 60 days or more, increased slightly to $6.4 million or 0.89% of total loans at September 30, 2013 as compared to $5.5 million, or 0.79% of total loans at June 30, 2013.

Although the provision for loan losses was zero during the three months ended September 30, 2013, it was comprised of a $352,000 reduction in provision on one-to-four family loans, a $548,000 provision on multi-family loans, a $247,000 reduction in provision on commercial real estate loans, a $47,000 provision on automobile loans, no provision on home equity loans and a $4,000 provision on other loans. The decrease in provision on one-to-four family loans was primarily due to a decline in the overall historical loss factors on loans collectively evaluated for impairment. The increase in provision on multi-family loans was primarily due to an increase in the balance of multi-family loans collectively evaluated for impairment partially offset by a decline in the overall loss factors on loans collectively evaluated for impairment.

There was also a charge-off of approximately $100,000 on a multi-family loan that exhibited weakness during the first fiscal quarter of 2014 but remained current on its loan payments. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall loss factors and a reduction in the balance of commercial real estate loans collectively evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income decreased $108,000, or 6.9%, to $1.5 million for the three months ended September 30, 2013 as compared to $1.6 million for the three months ended September 30, 2012 due primarily to a $239,000 decline in pre-tax gains on one-to-four family mortgage loans sold reflecting the impact of a lower loan sale volume and reduced gain on loan sale margins driven by the recent increase in interest rates.

Noninterest Expense. Our noninterest expense increased $146,000, or 2.4% to $6.3 million for the three months ended September 30, 2013 as compared to $6.1 million for the three months ended September 30, 2012 primarily due to an increase in advertising and promotional expenses, occupancy and equipment costs, professional services and ATM expenses, partially offset by a decrease in salaries and benefits expense.

Advertising and promotional expenses increased $149,000, or 112.9%, to $281,000 for the three months ended September 30, 2013 as compared to $132,000 for the three months ended September 30, 2012. The increase was primarily due to expenses incurred related to continuing branding and marketing campaign efforts. Occupancy and equipment costs increased $73,000, or 10.2%, to $786,000 for the three months ended September 30, 2013 as compared to $713,000 for the three months ended September 30, 2012 due to leasehold improvement resulting from branch relocation and remodeling. Professional services expenses increased $60,000, or 12.1%, to $555,000 for the three months ended September 30, 2013 as compared to $495,000 for the three months ended September 30, 2012 due to higher information technology network consulting services, e-commerce initiatives, and legal services. ATM expenses increased $57,000, or 10.9%, to $578,000 for the three months ended September 30, 2013 as compared to $521,000 for the three months ended September 30, 2012 due to costs associated with ATM support and ATM card issuance and maintenance.

Salaries and benefits expense decreased $206,000, or 6.4%, to $3.0 million for the three months ended September 30, 2013 as compared to $3.2 million for the three months ended September 30, 2012 due primarily to lower estimated accruals for the annual incentive plan.

Income Tax Expense. Income tax expense decreased $130,000, or 16.1% to $676,000 for the three months ended September 30, 2013 compared to $806,000 for the three months ended September 30, 2012. This decrease was primarily the result of lower pretax income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The effective tax rates were 37.0% and 36.7% for the three months ended September 30, 2013 and 2012, respectively.

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

The following underwriting guidelines, among other things, have been used by us as underwriting tools to further limit our potential loss exposure:

•	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.

•	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans without private mortgage insurance (“PMI”), and up to 97% with PMI.

•	We only lend up to 75% of the lesser of the appraised value or purchase price for multi-family residential loans.

•	We only lend up to 65% of the lesser of the appraised value or purchase price for commercial real estate loans.

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

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county (dollars in thousands):

Real Estate Loans by County as of September 30, 2013
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent

Los Angeles	$129,897	$270,731	$24,733	$425,361	62.78%
Orange	45,096	15,509	12,375	72,980	10.77
San Diego	21,016	10,926	2,545	34,487	5.09
San Bernardino	19,472	10,227	3,316	33,015	4.87
Riverside	14,322	3,003	6,117	23,442	3.46
Santa Clara	18,378	493	—	18,871	2.78
Alameda	13,866	1,643	445	15,954	2.35
Other	46,261	5,034	2,202	53,497	7.90

Total	$308,308	$317,566	$51,733	$677,607	100.00%

Real Estate Loans by County as of June 30, 2013
County	One-to-four family	Multi-family residential	Commercial	Total	Percent

Los Angeles	$131,290	$232,353	$27,124	$390,767	59.56%
Orange	47,146	17,646	13,489	78,281	11.93
San Diego	23,457	11,760	2,545	37,762	5.76
San Bernardino	20,404	10,288	3,333	34,025	5.19
Riverside	15,060	3,125	6,151	24,336	3.71
Santa Clara	17,471	501	—	17,972	2.74
Alameda	13,814	25	447	14,286	2.18
Other	50,989	5,073	2,532	58,594	8.93

Total	$319,631	$280,771	$55,621	$656,023	100.00%

Non-accrual Real Estate Loans by County as of September 30, 2013
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category

Los Angeles	$3,034	$—	$1,144	$4,178	0.98%
Orange	386	—	—	386	0.53
San Diego	707	498	2,545	3,750	10.87
San Bernardino	1,593	701	—	2,294	6.95
Riverside	298	456	—	754	3.22
Santa Clara	1,744	—	—	1,744	9.24
Alameda	390	—	—	390	2.44

Total	$8,152	$1,655	$3,689	$13,496	1.99

Non-accrual Real Estate Loans by County as of June 30, 2013
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category

Los Angeles	$4,407	$—	$1,179	$5,586	1.43%
Orange	785	—	—	785	1.00
San Diego	724	511	2,545	3,780	10.01
San Bernardino	1,929	717	—	2,646	7.78
Riverside	305	319	—	624	2.56
Santa Clara	1,763	—	—	1,763	9.81
Alameda	397	—	—	397	2.78
Other	—	—	321	321	0.54

Total	$10,310	$1,547	$4,045	$15,902	2.42

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at September 30, 2013:

	Amount	Percent	Non-accrual	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)

Purchased and serviced by others	$37,536	12.18%	$—	—%
Purchased and servicing transferred to us	99,060	32.13	6,644	6.71
Originated and serviced by us	171,712	55.69	1,508	0.88

Total	$308,308	100.00%	$8,152	2.64

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At September 30, 2013
Real estate loans:
One-to-four family	5	$2,067	4	$1,504	9	$3,571
Multi-family	—	—	1	198	1	198
Commercial	—	—	1	2,545	1	2,545
Other loans:
Automobile	1	16	1	19	2	35
Home equity	—	—	—	—	—	—
Other	5	10	1	1	6	11

Total loans	11	$2,093	8	$4,267	19	$6,360

At June 30, 2013
Real estate loans:
One-to-four family	3	$970	5	$1,751	8	$2,721
Multi-family	1	198	—	—	1	198
Commercial	1	2,545	—	—	1	2,545
Other loans:
Automobile	—	—	1	14	1	14
Home equity	—	—	—	—	—	—
Other	1	2	2	4	3	6

Total loans	6	$3,715	8	$1,769	14	$5,484

Delinquent loans 60 days or more past due totaled $6.4 million or 0.89% of total loans at September 30, 2013 as compared to $5.5 million or 0.79% of total loans at June 30, 2013. Delinquent one-to-four family residential loans slightly increased to $3.6 million at September 30, 2013 from $2.7 million at June 30, 2013. Delinquent multi-family loans of $198,000 and delinquent commercial real estate loans of $2.5 million at September 30, 2013 remained unchanged from the balances at June 30, 2013. In addition, there were six one-to-four family loans totaling $2.5 million, one multi-family loan of $198,000 and one commercial real estate loan of $2.5 million that were over 90 days delinquent at September 30, 2013 and in the process of foreclosure.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrual loans are recorded as a reduction of principal. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. At September 30, 2013 and June 30, 2013, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans were troubled debt restructurings of $7.6 million and $9.1 million as of September 30, 2013 and June 30, 2013, with specific valuation allowances of $291,000 and $393,000 respectively.

Although asset quality improved as a result of our efforts in working through problem assets, non-accrual loans continue to remain at historically elevated levels as a result of the general decline in the housing market as well as the prolonged levels of high unemployment in our market area as compared with the pre-recession periods. During the three months ended September 30, 2013, there were no new loans that were modified as troubled debt restructurings. At September 30, 2013, there were fifteen non-accrual restructured loans, consisting of twelve one-to-four family residential loans, two multi-family loans, and one commercial real estate loan with an aggregate balance of $7.6 million of which ten loans with an aggregate balance of $3.6 million were performing in accordance with their revised contractual terms.

At June 30, 2013, there were nineteen non-accrual restructured loans, consisting of sixteen one-to-four family residential loans, two multi-family loans, and one commercial real estate loan with an aggregate balance of $9.1 million of which twelve loans with an aggregate balance of $4.3 million were performing in accordance with their revised contractual terms. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that timely payment will continue. During the three months ended September 30, 2013, four troubled debt restructurings with an aggregate outstanding balance of $1.4 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and reasonable assurance that timely payment will continue. This compares to no troubled debt restructurings were returned to accrual status during the same period last year. There were no further commitments to customers whose loans were troubled debt restructurings at September 30, 2013 and June 30, 2013.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three months ended September 30, 2013, there were six loans in the amount of $2.4 million which were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	At September 30,	At June 30,
	2013	2013

Non-accrual loans:
Real estate loans:
One-to-four family	$3,678	$4,372
Multi-family	1,041	914
Commercial	1,144	1,500
Other loans:
Automobile	19	14
Home equity	—	—
Other	3	4
Troubled debt restructurings:
One-to-four family	4,474	5,938
Multi-family	614	633
Commercial	2,545	2,545

Total non-accrual loans	$13,518	$15,920

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$325	$—
Commercial	—	—
Other loans:
Automobile	3	35

Total other real estate owned and repossessed assets	$328	$35

Total non-performing assets	$13,846	$15,955

Ratios:
Non-performing loans to total loans (1)	1.88%	2.29%
Non-performing assets to total assets	1.66%	1.84%
Non-accrued interest(2)	$219	$225

(1)	Total loans are net of deferred fees and costs.
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

Non-performing loans decreased to $13.5 million, or 1.88% of total loans at September 30, 2013 as compared to $15.9 million, or 2.29% of total loans at June 30, 2013. The decrease in non-performing loans was primarily attributable to non-performing troubled debt restructuring of $1.4 million returned to accruing status after the borrowers demonstrated a sustained period of performance, generally six consecutive months of timely payments, loans transferred to real estate owned of $325,000, and pay-offs of $321,000 during the quarter ended September 30, 2013.

At September 30, 2013, there were $8.2 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $293,000 have been applied. Of the $8.2 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $4.5 million in loans were modified as troubled debt restructurings.

At September 30, 2013, there were $5.3 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which valuation allowances individually evaluated totaling $1,000 have been applied. Included in the $5.3 million of income property loans on non-accrual status were five multi-family residential loans totaling $1.7 million and two commercial real estate loans totaling $3.7 million.

Real Estate Owned. Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses. The fair value of real estate owned is determined by a third party appraisal of the property. As of September 30, 2013, there was one real estate owned property in the amount of $325,000. This compared to no real estate owned properties at June 30, 2013.

Classified and Criticized Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and criticized assets represented 32.3% of our equity capital and 5.6% of our total assets at September 30, 2013, as compared to 28.6% of our equity capital and 4.8% of our total assets at June 30, 2013. The level of substandard assets increased primarily due to the addition of two multi-family residential loans of $6.8 million that were inadequately protected by paying capacity of the collateral pledged during the three months ended September 30, 2013 but remained current on the loan payments. At September 30, 2013 and June 30, 2013, there were $13.5 million and $15.9 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows (in thousands):

	September 30, 2013	June 30, 2013

Classified and Criticized Assets:
Loss	$22	$4
Doubtful	5	24
Substandard	28,068	23,398
Special Mention	18,355	18,100

Total	$46,450	$41,526

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

There was no provision for loan losses for the quarter ended September 30, 2013 as compared to $850,000 for the same quarter last year. The decline in the provision was primarily a result of a decline in net charge-offs and loss factors on loans collectively evaluated for impairment. Annualized net charge-offs decreased to 0.09% of average outstanding loans for the three months ended September 30, 2013 as compared to 0.29% of average outstanding loans for the year ended June 30, 2013. Non-performing loans decreased to $13.5 million, or 1.88% of total loans at September 30, 2013 as compared to $15.9 million, or 2.29% of total loans at June 30, 2013. The decrease in non-performing loans was primarily attributable to pay-offs of $321,000, loans transferred to real estate owned of $325,000, and non-performing loans of $1.4 million returned to accruing status after the borrowers demonstrated a sustained period of performance, generally six consecutive months of timely payments, during the quarter ended September 30, 2013. Delinquent loans, 60 days or more increased to $6.4 million or 0.89% of total loans at September 30, 2013 as compared to $5.5 million, or 0.79% of total loans at June 30, 2013. The increase was a result of a slight increase in one-to-four family loans 60-89 days past due. The allowance for loan losses to non-performing loans was 40.59% at September 30, 2013 as compared to 35.45% at June 30, 2013. The increase in the allowance for loan losses to non-performing loans was a result of the decrease in non-performing loans, partially offset by a decrease in the allowance for loan losses for the quarter ended September 30, 2013. The provision reflected management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	September 30, 2013		June 30, 2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,628	42.91%	$3,009	46.03%
Multi-family	1,287	44.20	839	40.44
Commercial	1,408	7.20	1,654	8.01
Other loans:
Automobile	112	4.26	83	3.85
Home equity	4	0.09	4	0.10
Other	48	1.34	54	1.57

Total allowance for loan losses	$5,487	100.00%	$5,643	100.00%

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various investment securities and lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2013, total approved loan commitments amounted to $6.1 million and the unadvanced portion of loans was $2.2 million.

Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at September 30, 2013, totaled $108.7 million and $20.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2013, we had available additional advances from the FHLB of San Francisco in the amount of $286.9 million. We also had a short-term line of credit with the Federal Reserve Bank of San Francisco of $47.4 million at September 30, 2013, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase, sale and/or originate loans.

The following table summarizes our long-term contractual obligations at September 30, 2013 (in thousands).

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years

FHLB advances	$60,000	$20,000	$20,000	$20,000	$—
Operating lease obligations	2,556	1,051	1,010	145	350
Loan commitments to originate	6,097	6,097	—	—	—
Available home equity and unadvanced lines of credit	1,952	1,952	—	—	—
Certificates of deposit	262,924	108,653	132,363	21,803	105

Total commitments and contractual obligations	$333,529	$137,753	$153,373	$41,948	$455

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

Capital

The table below sets forth Simplicity Bank’s capital position relative to its regulatory capital requirements at September 30, 2013 and June 30, 2013. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$124,040	21.12%	$46,988	8.00%	$58,734	10.00%
Tier 1 capital (to risk-weighted assets)	118,553	20.18	23,494	4.00	35,241	6.00
Tier 1 (core) capital (to adjusted tangible assets)	118,553	14.25	33,278	4.00	41,598	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$137,788	23.85%	$46,222	8.00%	$57,777	10.00%
Tier 1 capital (to risk-weighted assets)	132,145	22.87	23,111	4.00	34,666	6.00
Tier 1 (core) capital (to adjusted tangible assets)	132,145	15.28	34,591	4.00	43,238	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At September 30, 2013, Simplicity Bank was a “well-capitalized” institution under regulatory standards.

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

An independent third party provides the Bank with the information presented in the following tables, which are based on information provided by the Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the three months ended September 30, 2013 and the year ended June 30, 2013, and the immediate, permanent and parallel movements in interest rates of +/-100, +200 and +300 basis points, as well as the change in the Bank’s net portfolio value at September 30, 2013 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

September 30, 2013		June 30, 2013
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	(2.81)%	+300 bp	6.26%
+200	(1.95)	+200	1.59
+100	(1.11)	+100	0.69
-100	0.74	-100	0.20

	September 30, 2013
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+400	$83,652	$(47,956)	(36.44)%	11.14%	(431)
+300	96,519	(35,088)	(26.66)	12.46	(299)
+200	109,052	(22,555)	(17.14)	13.64	(182)
+100	120,749	(10,858)	(8.25)	14.63	(82)
—	131,608	—	—	15.45	—
-100	138,972	7,365	5.60	15.88	43

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
07/1/13 – 07/31/13	35,000	$14.81	35,000	231,781
08/1/13 – 08/31/13	50,000	15.11	50,000	181,781
09/1/13 – 09/30/13	63,575	15.24	63,575	118,206

Total	148,575	$15.10	148,575

*	Since November 2011, the Company has repurchased 1,666,242 shares under previously announced stock repurchase programs.

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

SIMPLICITY BANCORP, INC.

Dated:	November 8, 2013

/s/ Dustin Luton
Dustin Luton
President and Chief Executive Officer

/s/ Jean M. Carandang
Jean M. Carandang
Chief Financial Officer