Form 10-Q
period 2013-12-31
Simplicity Bancorp, Inc.
filed 2014-02-10
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________________________________
FORM 10-Q
  _________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34979
 __________________________________________________________________________________
SIMPLICITY BANCORP, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________________________________________

Maryland	26-1500698
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1359 N. Grand Avenue, Covina, CA	91724
(Address of principal executive offices)	(Zip Code)
(800) 524-2274
(Registrant’s telephone number, including area code)
 _____________________________________________________________________________________
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
Common Stock, $.01 par value – 7,621,627 shares outstanding as of February 5, 2014.

Form 10-Q
SIMPLICITY BANCORP, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)

	December 31, 2013	June 30, 2013
ASSETS
Cash and due from banks	$9,035	$8,864
Federal funds sold	48,610	76,810
Total cash and cash equivalents	57,645	85,674
Securities available-for-sale, at fair value	45,251	52,180
Securities held-to-maturity, fair value of $456 and $541 at December 31, 2013 and June 30, 2013, respectively	444	525
Federal Home Loan Bank stock, at cost	5,902	5,902
Loans held for sale	2,141	4,496
Loans receivable, net of allowance for loan losses of $5,039 and $5,643 at December 31, 2013 and June 30, 2013, respectively	714,711	689,708
Accrued interest receivable	2,326	2,439
Premises and equipment, net	3,893	3,799
Goodwill	3,950	3,950
Bank-owned life insurance	14,003	13,784
Real estate owned (REO)	284	—
Other assets	4,381	4,920
Total assets	$854,931	$867,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$62,894	$65,694
Interest bearing	561,584	588,952
Total deposits	624,478	654,646
Federal Home Loan Band advances, short-term	20,000	—
Federal Home Loan Bank advances, long-term	65,000	60,000
Accrued expenses and other liabilities	4,355	7,293
Total liabilities	713,833	721,939
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized;
December 31, 2013 — 7,762,861 shares issued and outstanding
June 30, 2013 — 8,121,415 shares issued and outstanding	78	81
Additional paid-in capital	74,126	79,800
Retained earnings	71,596	70,326
Accumulated other comprehensive loss, net of tax	(631)	(491)
Unearned employee stock ownership plan (ESOP) shares	(4,071)	(4,278)
Total stockholders’ equity	141,098	145,438
Total liabilities and stockholders’ equity	$854,931	$867,377
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$8,016	$8,895	$16,034	$18,612
Interest on securities, taxable	179	88	346	169
Federal Home Loan Bank dividends	84	57	164	68
Other interest	22	49	51	81
Total interest income	8,301	9,089	16,595	18,930
Interest expense
Interest on deposits	1,280	1,671	2,671	3,420
Interest on borrowings	287	428	536	897
Total interest expense	1,567	2,099	3,207	4,317
Net interest income	6,734	6,990	13,388	14,613
Provision (credit) for loan losses	(300)	600	(300)	1,450
Net interest income after provision for loan losses	7,034	6,390	13,688	13,163
Noninterest income
Service charges and fees	521	440	988	849
ATM fees and charges	503	529	1,020	1,055
Referral commissions	95	78	179	167
Bank-owned life insurance	110	115	219	231
Net gain on sales of loans	145	903	330	1,327
Other noninterest income	20	4	117	8
Total noninterest income	1,394	2,069	2,853	3,637
Noninterest expense
Salaries and benefits	3,122	3,465	6,138	6,688
Occupancy and equipment	723	727	1,509	1,440
ATM expense	550	583	1,128	1,104
Advertising and promotional	337	281	619	413
Professional services	602	551	1,158	1,046
Federal deposit insurance premiums	117	160	249	313
Postage	52	71	104	134
Telephone	207	220	402	447
Loss on equity investment	75	55	136	107
REO foreclosure expenses and sales (gains)/losses, net	(13)	1	15	(15)
Electronic services	123	111	248	211
Other operating expense	388	520	866	999
Total noninterest expense	6,283	6,745	12,572	12,887
Income before income tax expense	2,145	1,714	3,969	3,913
Income tax expense	805	607	1,480	1,413
Net income	$1,340	$1,107	$2,489	$2,500
Earnings per common share:
Basic	$0.18	$0.13	$0.33	$0.30
Diluted	$0.18	$0.13	$0.33	$0.30
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$1,340	$1,107	$2,489	$2,500
Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale	(330)	11	(237)	230
Postretirement medical benefit costs
Net loss arising during the period	(17)	(24)	(35)	(48)
Reclassification adjustment for net periodic benefit cost and benefits paid	17	24	35	48
Income tax effect	135	(5)	97	(95)
Other comprehensive (loss) income, net of tax	(195)	6	(140)	135
Comprehensive income	$1,145	$1,113	$2,349	$2,635
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Unearned ESOP Shares	Total
Balance, July 1, 2012	8,960,366	$90	$92,197	$66,723	$(169)	$(4,693)	$154,148
Net income	—	—	—	2,500	—	—	2,500
Other comprehensive income	—	—	—	—	135	—	135
Dividends declared ($0.16 per share)	—	—	—	(1,350)	—	—	(1,350)
Repurchase of common stock	(436,770)	(4)	(6,524)	—	—	—	(6,528)
Stock options earned	—	—	19	—	—	—	19
Stock options exercised	4,000		43				43
Allocation of stock awards	—	—	133	—	—	—	133
Issuance of stock awards	27,259	—	—	—	—	—	—
Forfeiture of stock awards	(6,765)	—	—	—	—	—	—
Allocation of ESOP common stock (20,710 shares allocated)	—	—	102	—	—	207	309
Balance, December 31, 2012	8,548,090	$86	$85,970	$67,873	$(34)	$(4,486)	$149,409

Balance, July 1, 2013	8,121,415	$81	$79,800	$70,326	$(491)	$(4,278)	$145,438
Net income	—	—	—	2,489	—	—	2,489
Other comprehensive income	—	—	—	—	(140)	—	(140)
Dividends declared ($0.16 per share)	—	—	—	(1,219)	—	—	(1,219)
Repurchase of common stock	(383,979)	(3)	(5,963)	—	—	—	(5,966)
Stock options earned	—	—	18	—	—	—	18
Allocation of stock awards	—	—	159	—	—	—	159
Issuance of stock awards	25,425	—	—	—	—	—	—
Allocation of ESOP common stock (20,710 shares allocated)	—	—	112	—	—	207	319
Balance, December 31, 2013	7,762,861	$78	$74,126	$71,596	$(631)	$(4,071)	$141,098
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$2,489	$2,500
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	195	439
Amortization of net premiums on loan purchases	203	234
Amortization of net loan origination costs	189	152
Provision for loan losses	(300)	1,450
Net gain on sale of REO	(4)	(88)
Net gain on sales of loans held for sale	(330)	(1,327)
Loans originated for sale	(14,256)	(45,505)
Proceeds from sales of loans held for sale	17,027	33,015
Decrease in valuation allowance for loans held for sale	(86)	—
Depreciation and amortization	634	514
Amortization of core deposit intangible	—	11
Loss on equity investment	136	107
Increase in cash surrender value of bank-owned life insurance	(219)	(231)
Allocation of ESOP common stock	319	309
Allocation of stock awards	159	133
Stock options earned	18	19
Net change in accrued interest receivable	113	205
Net change in other assets	430	759
Net change in accrued expenses and other liabilities	(2,938)	(1,245)
Net cash provided by (used in) operating activities	3,779	(8,549)
INVESTING ACTIVITIES
Purchase of available-for-sale securities	—	(20,686)
Proceeds from maturities and principal repayments of available-for-sale securities	6,497	9,820
Proceeds from maturities and principal repayments of held-to-maturity securities	81	432
Net change in loans	(25,634)	55,118
Proceeds from sale of real estate owned	329	1,367
Redemption of FHLB stock	—	1,190
Purchases of premises and equipment	(728)	(579)
Net cash (used in) provided by investing activities	(19,455)	46,662
FINANCING ACTIVITIES
Proceeds from FHLB advances	25,000	—
Repayment of FHLB advances	—	(20,000)
Dividends paid on common stock	(1,219)	(1,350)
Repurchase of common stock	(5,966)	(6,528)
Net change in deposits	(30,168)	(7,902)
Exercise of stock options	—	43
Net cash used in financing activities	(12,353)	(35,737)
Net change in cash and cash equivalents	(28,029)	2,376
Cash and cash equivalents at beginning of period	85,674	66,018
Cash and cash equivalents at end of period	$57,645	$68,394
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$3,214	$4,327
Income taxes paid	2,075	1,250
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$539	$521

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
The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2014. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Note 2 – Earnings Per Share
The following table sets forth earnings per share calculations for the three and six months ended December 31, 2013 and 2012:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Basic
Net income	$1,340	$1,107	$2,489	$2,500
Less: Net income allocated to restricted stock awards	11	9	21	18
Net income allocated to common shareholders	$1,329	$1,098	$2,468	$2,482
Weighted average common shares outstanding	7,410,160	8,185,556	7,518,064	8,309,506
Basic earnings per common share	$0.18	$0.13	$0.33	$0.30
Diluted
Net income	$1,340	$1,107	$2,489	$2,500
Less: Net income allocated to restricted stock awards	11	9	21	18
Net income allocated to common shareholders	$1,329	$1,098	$2,468	$2,482
Weighted average common shares outstanding	7,410,160	8,185,556	7,518,064	8,309,506
Add: Dilutive effect of stock options	22,642	17,226	21,082	17,786
Average shares and dilutive potential common shares	7,432,802	8,202,782	7,539,146	8,327,292
Diluted earnings per common share	$0.18	$0.13	$0.33	$0.30
The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per share is determined for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock contains rights to non-forfeitable dividends and qualifies as a participating security. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. For the three and six months ended December 31, 2013, 10,355 and 20,710 ESOP shares were allocated, respectively. 362,432 ESOP shares remained unearned at December 31, 2013 as compared to 403,853 ESOP shares remained unearned at December 31, 2012.
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For the three and six months ended December 31, 2013, outstanding stock options to purchase 87,691 shares were anti-dilutive and not considered in computing diluted earnings per common share. For the three and six months ended December 31, 2012, outstanding stock options to purchase 188,521 shares and 188,125 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.

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
There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three and six months ended December 31, 2013 and 2012.
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
Mortgage Servicing Assets: MSAs are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The fair value is determined at a tranche level, based on a valuation model that calculates the present value of estimated future net servicing income. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data such as prepayment speeds, ancillary income, servicing costs, delinquency rates. The significant assumptions also include discount rate and prepayment speed incorporated into the valuation model that reflect management’s best estimate resulting in a level 3 classification.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables (dollars in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$27,264	$—	$27,264	$—
Collateralized mortgage obligations (residential)	17,987	—	17,987	—
Total available-for-sale securities	$45,251	$—	$45,251	$—
June 30, 2013:
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$30,075	$—	$30,075	$—
Collateralized mortgage obligations (residential)	22,105	—	22,105	—
Total available-for-sale securities	$52,180	$—	$52,180	$—
Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets were measured at fair value on a non-recurring basis (dollars in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2013:
MSAs	$16	$—	$—	$16

Assets at June 30, 2013:
Impaired Loans
One-to-four family residential	$1,495	$—	$—	$1,495
Loans Held for Sale	$4,496	$—	$4,496	$—
MSAs	$195	$—	$—	$195
At December 31, 2013 and June 30, 2013, no nonfinancial assets were measured at fair value on a non-recurring basis.
Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. The fair value of collateral is calculated using an independent third party appraisal. There were no impaired loans measured at fair value at December 31, 2013. Impaired loans measured at fair value had a recorded investment balance of $1.5 million with the valuation allowance of $32,000 at June 30, 2013. At December 31, 2013, the carrying amount of collateral dependent loans are lower than the fair value of the collateral primarily attributable to principal reduction from pay-offs and continuous payments on impaired loans individually evaluated during the six months ended December 31, 2013.
Impairment of MSAs is determined at the tranche level and recognized through a valuation allowance for each individual grouping, to the extent that fair value is less than the carrying amount. The impairment amount was $7,000 as of December 31, 2013 as compared to $31,000 as of June 30, 2013.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis as of the dates indicated (dollars in thousands):

December 31, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
MSAs	$16	Discounted Cash Flow	Discount Rate	8.5%
			Prepayment speed ("CPR")	5.37% to 11.40% (6.78%)

June 30, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Impaired Loans
One-to-four family residential	$1,495	Sales Comparison Approach	Adjustment for the differences between the comparable sales	-8.7% to 8.5% (-1.45%)
MSAs	195	Discounted Cash Flow	Discount Rate	7.5%

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
MSAs
The Company uses the amortization method for its MSAs and assesses the MSAs for impairment based on fair value. The fair value of MSAs is determined at tranche level using significant assumptions such as discount rate and prepayment speed and is classified as Level 3. MSAs tranches with impairment recorded as described previously are excluded from the fair value disclosure below.
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

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial assets:
Cash on hand	$9,035	$9,035	$—	$—	$9,035
Federal funds sold	48,610	—	48,610	—	48,610
Securities held-to-maturity	444	—	456	—	456
Federal Home Loan Bank Stock	5,902	—	—	—	—
Loans held for sale	2,141	—	2,173	—	2,173
Loans receivable, net	714,711	—	—	728,187	728,187
MSAs	691	—	—	999	999
Accrued interest receivable - loans	2,245	—	—	2,245	2,245
Accrued interest receivable - investments	81	—	81	—	81
Financial liabilities:
Deposits	624,478	—	628,955	—	628,955
FHLB Advances	85,000	—	85,758	—	85,758

	Fair Value Measurements at June 30, 2013 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial assets:
Cash on hand	$8,864	$8,864	$—	$—	$8,864
Federal funds sold	76,810	—	76,810	—	76,810
Securities held-to-maturity	525	—	541	—	541
Federal Home Loan Bank Stock	5,902	—	—	—	—
Loans held for sale	4,496	—	4,496	—	4,496
Loans receivable, net	688,213	—	—	710,219	710,219
MSAs	407	—	—	494	494
Accrued interest receivable - loans	2,344	—	—	2,344	2,344
Accrued interest receivable - investments	93	—	93	—	93
Financial liabilities:
Deposits	654,646	—	660,995	—	660,995
FHLB Advances	60,000	—	61,451	—	61,451

Note 4 – Investments
The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
December 31, 2013
Mortgage-backed (residential):
Fannie Mae	$7,469	$13	$(10)	$7,466
Freddie Mac	19,795	—	(855)	20,650
Collateralized mortgage obligations (residential):
Fannie Mae	10,232	10	(23)	10,245
Freddie Mac	7,755	35	—	7,720
Total	$45,251	$58	$(888)	$46,081
June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$8,510	$9	$(17)	$8,518
Freddie Mac	21,565	—	(662)	22,227
Collateralized mortgage obligations (residential):
Fannie Mae	13,125	59	(39)	13,105
Freddie Mac	8,980	57	—	8,923
Total	$52,180	$125	$(718)	$52,773
The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2013
Mortgage-backed (residential):
Fannie Mae	$106	$3	$—	$109
Freddie Mac	66	4	—	70
Ginnie Mae	33	1	—	34
Collateralized mortgage obligations (residential):
Fannie Mae	239	4	—	243
Freddie Mac	—	—	—	—
Total	$444	$12	$—	$456
June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$119	$4	$—	$123
Freddie Mac	74	5	—	79
Ginnie Mae	36	2	—	38
Collateralized mortgage obligations (residential):
Fannie Mae	296	5	—	301
Freddie Mac	—	—	—	—
Total	$525	$16	$—	$541

There were no sales of securities during the three and six months ended December 31, 2013 and December 31, 2012.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at December 31, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. There were no mortgage-backed securities called prior to the maturity date during the three and six months ended December 31, 2013.
Securities with unrealized losses at December 31, 2013 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2013
Description of Securities
Mortgage-backed securities	$21,843	$(865)	$—	$—	$21,843	$(865)
Collateralized mortgage obligations (residential)	4,720	(5)	1,863	(18)	6,583	(23)
Total temporarily impaired	$26,563	$(870)	$1,863	$(18)	$28,426	$(888)
June 30, 2013
Description of Securities
Mortgage-backed securities	$25,476	$(680)	$—	$—	$25,476	$(680)
Collateralized mortgage obligations (residential)	—	—	2,508	(39)	2,508	(39)
Total temporarily impaired	$25,476	$(680)	$2,508	$(39)	$27,984	$(719)
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
At December 31, 2013, eleven debt securities had an aggregate unrealized loss of 3.0% of the Company’s amortized cost basis. At June 30, 2013, ten debt securities had an unrealized loss of 2.6% of the Company’s amortized cost basis. We do not own any non-agency mortgage-backed securities (“MBSs”) or collateralized mortgage obligations (“CMOs”). All MBSs and CMOs were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of December 31, 2013 and June 30, 2013.
At December 31, 2013 and June 30, 2013, there were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans
The composition of loans consists of the following (in thousands):

	December 31, 2013	June 30, 2013
Real Estate:
One-to-four family residential	$298,985	$319,631
Multi-family residential	322,939	280,771
Commercial real estate	46,224	55,621
	668,148	656,023
Consumer:
Automobile	36,328	26,711
Home equity	650	682
Other consumer loans, primarily unsecured	14,052	10,917
	51,030	38,310
Total loans	719,178	694,333
Deferred net loan origination costs	263	506
Net premium on purchased loans	309	512
Allowance for loan losses	(5,039)	(5,643)
Loans receivable, net	$714,711	$689,708
Loans held for sale totaled $2.1 million as of December 31, 2013 as compared to $4.5 million as of June 30, 2013. Loans held for sale are recorded at the lower of cost or fair value. Fair value, if lower than cost, is determined by outstanding commitments from the investor. Proceeds from sales of loans held for sale were $17.0 million and $33.0 million during the six months ended December 31, 2013 and 2012, resulting in net gain on sales of $330,000 and $1.3 million, respectively.

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Allowance for loan losses for the
	Three months ended December 31, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$2,628	$1,287	$1,408	$112	$4	$48	$5,487
Provision for loan losses	(247)	(94)	(222)	27	(1)	237	(300)
Recoveries	6	—	—	20	—	2	28
Loans charged-off	—	(131)	—	(36)	—	(9)	(176)
Balance, end of period	$2,387	$1,062	$1,186	$123	$3	$278	$5,039

	Allowance for loan losses for the
	Three months ended December 31, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$4,521	$1,057	$672	$88	$26	$28	$6,392
Provision for loan losses	490	(231)	369	(14)	(32)	18	600
Recoveries	2	—	—	22	6	3	33
Loans charged-off	(388)	—	—	(11)	—	(6)	(405)
Balance, end of period	$4,625	$826	$1,041	$85	$—	$43	$6,620

	Allowance for loan losses for the
	Six Months Ended December 31, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$3,009	$839	$1,654	$83	$4	$54	$5,643
Provision for loan losses	(599)	454	(469)	74	(1)	241	(300)
Recoveries	10	—	1	28	—	3	42
Loans charged-off	(33)	(231)	—	(62)	—	(20)	(346)
Balance, end of period	$2,387	$1,062	$1,186	$123	$3	$278	$5,039

	Allowance for loan losses for the
	Six Months Ended December 31, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Balance, beginning of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502
Provision for loan losses	1,454	(469)	437	26	(13)	15	1,450
Recoveries	43	—	—	29	6	4	82
Loans charged-off	(1,564)	(224)	(527)	(32)	(56)	(11)	(2,414)
Balance, end of period	$4,625	$826	$1,041	$85	$—	$43	$6,620

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and June 30, 2013 (in thousands):

December 31, 2013	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$918	$—	$58	$11	$—	$6	$993
Collectively evaluated for impairment	1,469	1,062	1,128	112	3	272	4,046
Total ending allowance balance	$2,387	$1,062	$1,186	$123	$3	$278	$5,039

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$13,143	$2,187	$5,720	$11	$—	$6	$21,067
Collectively evaluated for impairment	285,842	320,752	40,504	36,317	650	14,046	698,111
Total ending loan balance	$298,985	$322,939	$46,224	$36,328	$650	$14,052	$719,178

June 30, 2013	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$941	$—	$64	$—	$—	$4	$1,009
Collectively evaluated for impairment	2,068	839	1,590	83	4	50	4,634
Total ending allowance balance	$3,009	$839	$1,654	$83	$4	$54	$5,643

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$14,790	$1,547	$6,136	$—	$—	$4	$22,477
Collectively evaluated for impairment	304,841	279,224	49,485	26,711	682	10,913	671,856
Total ending loan balance	$319,631	$280,771	$55,621	$26,711	$682	$10,917	$694,333

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
The difference between the recorded investment and unpaid principal balance of loans relates to net deferred origination costs, net premiums on purchased loans, charge-offs and interest payments received on impaired loans that are recorded as a reduction of principal. Included in the real estate loans individually evaluated for impairment with an allowance recorded as of December 31, 2013, $8.3 million were evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $976,000. There were no collateral dependent loans measured at fair value with a valuation allowance recorded. This compares to $1.5 million collateral dependent loans measured at fair value with a valuation allowance of $32,000 and $7.7 million evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $974,000 at June 30, 2013.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2013 and June 30, 2013 (in thousands):

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$7,063	$6,044	$—
Multi-family residential	2,655	2,186	—
Commercial real estate	5,348	4,537	—
	15,066	12,767	—
With an allowance recorded:
Real estate loans:
One-to-four family	7,360	7,099	918
Multi-family residential	—	—	—
Commercial real estate	1,184	1,184	58
Other loans:
Automobile	11	11	11
Other	6	6	6
	8,561	8,300	993
Total	$23,627	$21,067	$993

June 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate loans:
One-to-four family	$7,909	$6,796	$—
Multi-family residential	1,961	1,547	—
Commercial real estate	5,704	4,940	—
	15,574	13,283	—
With an allowance recorded:
Real estate loans:
One-to-four family	8,227	7,994	941
Multi-family residential	—	—	—
Commercial real estate	1,196	1,196	64
Other loans:
Other	4	4	4
	9,427	9,194	1,009
Total	$25,001	$22,477	$1,009

The following table presents monthly average of individually impaired loans by class for the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Real estate loan:
One-to-four family	$13,561	$19,007	$13,971	$19,182
Multi-family residential	1,921	2,178	1,796	2,261
Commercial real estate	5,744	5,391	5,875	4,999
Other loans:
Home Equity	—	—	—	12
Total	$21,226	$26,576	$21,642	$26,454
Payments received on impaired loans are recorded as a reduction of principal. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible. If the loan returns to accrual status, interest income would be recognized based on the effective yield to maturity on the loan and the amount of interest applied to principal will be accreted over the remaining term of the loan.

Foregone interest income, which would have been recorded had the non-accrual loans been current in accordance with their original terms, amounted to $228,000 and $398,000 for the three months ended December 31, 2013 and 2012, respectively, and was not included in the results of operations, of which $155,000 and $254,000, respectively, was collected and applied to the net loan balances. Foregone interest income amounted to $444,000 and $592,000 for the six months ended December 31, 2013 and 2012, respectively, and was not included in the results of operations, of which $306,000 and $346,000, respectively, was collected and applied to the net loan balances.

The following table presents interest payments recorded as reduction of principal on impaired loans by class (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Real estate loan:
One-to-four family	$102	$139	$195	$192
Multi-family residential	28	26	58	35
Commercial real estate	25	89	53	119
Total	$155	$254	$306	$346
At December 31, 2013 and June 30, 2013, there were no loans past due more than 90 days and still accruing interest.
The following table presents non-accrual loans by class of loans (in thousands):

Non-accrual loans:	December 31, 2013	June 30, 2013
Real estate loans:
One-to-four family	$6,416	$10,310
Multi-family residential	1,698	1,547
Commercial	3,653	4,045
Other loans:
Automobile	11	14
Other	6	4
Total non-accrual loans	$11,784	$15,920

There were eight one-to-four family residential loans of $2.9 million, three multi-family loans of $934,000, and one commercial real estate loan of $1.1 million on non-accrual status that were performing in accordance with their revised contractual terms at December 31, 2013.
The following tables present the aging of past due loans by class of loans (in thousands):

December 31, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$1,604	$1,257	$739	$3,600	$295,385	$298,985
Multi-family	659	—	545	1,204	321,735	322,939
Commercial	960	—	2,545	3,505	42,719	46,224
Other loans:
Automobile	78	—	11	89	36,239	36,328
Home Equity	—	—	—	—	650	650
Other	16	11	5	32	14,020	14,052
Total loans	$3,317	$1,268	$3,845	$8,430	$710,748	$719,178

June 30, 2013	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
Real estate loans:
One-to-four family	$389	$970	$1,751	$3,110	$316,521	$319,631
Multi-family	—	198	—	198	280,573	280,771
Commercial	—	2,545	—	2,545	53,076	55,621
Other loans:
Automobile	32	—	14	46	26,665	26,711
Home Equity	143	—	—	143	539	682
Other	20	2	4	26	10,891	10,917
Total loans	$584	$3,715	$1,769	$6,068	$688,265	$694,333

Troubled Debt Restructurings:
Troubled debt restructurings totaled $15.4 million and $15.7 million at December 31, 2013 and June 30, 2013, respectively. Troubled debt restructurings of $6.1 million and $9.1 million are included in the non-accrual loans at December 31, 2013 and June 30, 2013. The Bank has allocated $97,000 and $393,000 of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings and were on non-accrual status as of December 31, 2013 and June 30, 2013, respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the timely payment will continue. During the six months ended December 31, 2013, eight troubled debt restructurings with an aggregate outstanding balance of $2.8 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to five troubled debt restructurings returning with an aggregate outstanding balance of $1.7 million that were returned to accrual status during the same period last year. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2013 and June 30, 2013.
During the three and six months ended December 31, 2013, there were no new loans that were modified as troubled debt restructurings. This compares to no new loans that were modified as troubled debt restructurings during the three months ended December 31, 2012 and three one-to-four family loans with an aggregate outstanding balance of $1.1 million whose terms were modified as troubled debt restructurings during the six months ended December 31, 2012. The modification of the terms was a temporary reduction of the stated interest rates for a period of 24 months. There was no modification of terms involving a permanent reduction of the recorded investment in the loans during the six months ended December 31, 2013 and 2012.
At December 31, 2013, there were no loans modified as a troubled debt restructurings within the previous 12 months for which there was a payment default. At December 31, 2012, there were two one-to-four family loans, with an aggregate outstanding balance of $850,000, modified as troubled debt restructiongs within the previous 12 months for which there was a payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The terms of certain other loans were modified during the three and six months ended December 31, 2013 and 2012 that did not meet the definition of a troubled debt restructuring. During the three and six months ended December 31, 2013, ten loans in the amount of $3.1 million and sixteen loans in the amount of $5.4 million were modified and not accounted for as troubled debt restructurings. During the three and six months ended December 31, 2012, fifteen loans in the amount of $6.7 million and forty-three loans in the amount of $5.4 million were modified and not accounted for as troubled debt restructurings.The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.
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
As of December 31, 2013 and June 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$281,339	$9,746	$7,900	$—	$—
Multi-family	313,297	3,996	5,646	—	—
Commercial	34,763	3,417	8,044	—	—
Other loans:
Automobile	36,178	85	52	2	11
Home equity	650	—	—	—	—
Other	14,016	25	4	1	6
Total loans	$680,243	$17,269	$21,646	$3	$17

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss
Real estate loans:
One-to-four family	$296,434	$10,973	$12,224	$—	$—
Multi-family	275,143	3,094	2,534	—	—
Commercial	43,246	3,895	8,480	—	—
Other loans:
Automobile	26,454	102	137	18	—
Home equity	682	—	—	—	—
Other	10,848	36	23	6	4
Total loans	$652,807	$18,100	$23,398	$24	$4

Note 6 - Real Estate Owned
Changes in real estate owned are summarized as follows (in thousands):

	Six months ended
	December 31, 2013	December 31, 2012
Beginning of period	$—	$1,280
Transfers in	539	521
Capitalized expenditures	70	3
Sales	(325)	(1,279)
End of period	$284	$525
Net (expenses) income related to foreclosed assets are as follows and are included in net operating expense (in thousands):

	Six months ended
	December 31, 2013	December 31, 2012
Net gain on sales	$4	$88
Net operating expense	(19)	(73)
Total	$(15)	$15
The company has no valuation allowance or activity in the valuation allowance account during the six months ended December 31, 2013 and 2012.
Note 7 – Federal Home Loan Bank Advances
FHLB advances were $85.0 million and $60.0 million at December 31, 2013 and June 30, 2013, respectively. At December 31, 2013, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.82% to 2.43% with a weighted average stated rate of 1.57%. At June 30, 2013, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 2.43% with a weighted average stated rate of 1.64%.
The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows (in thousands):

Fiscal Year of Maturity	December 31, 2013	June 30, 2013
2014	$—	$—
2015	20,000	20,000
2016	—	—
2017	25,000	20,000
2018	10,000	—
Thereafter	30,000	20,000
Total	$85,000	$60,000
Note 8 – Change in Accumulated Other Comprehensive Loss
Accumulated other comprehensive income includes unrealized gains and losses on securities available-for-sale and actuarial gains and losses, net periodic benefit costs and benefits paid for postretirement medical benefit. Changes in accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income are recorded on the consolidated statement of income either as a noninterest income or expense.

The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of December 31, 2013 and 2012.

	Three Months Ended December 31, 2013
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$(307)	$(129)	$(436)
Other comprehensive loss before reclassifications	(330)	(17)	(347)
Amounts reclassified from accumulated other comprehensive income	—	17	17
Tax effect of current period changes	135	—	135
Net current period other comprehensive loss	(195)	—	(195)
Balance at end of period	$(502)	$(129)	$(631)

	Three Months Ended December 31, 2012
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$212	$(252)	$(40)
Other comprehensive income (loss) before reclassifications	11	(24)	(13)
Amounts reclassified from accumulated other comprehensive income	—	24	24
Tax effect of current period changes	(5)	—	(5)
Net current period other comprehensive income	6	—	6
Balance at end of period	$218	$(252)	$(34)

	Six Months Ended December 31, 2013
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$(362)	$(129)	$(491)
Other comprehensive loss before reclassifications	(237)	(35)	(272)
Amounts reclassified from accumulated other comprehensive income	—	35	35
Tax effect of current period changes	97	—	97
Net current period other comprehensive loss	(140)	—	(140)
Balance at end of period	$(502)	$(129)	$(631)

	Six Months Ended December 31, 2012
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$83	$(252)	$(169)
Other comprehensive income (loss) before reclassifications	230	(48)	182
Amounts reclassified from accumulated other comprehensive income	—	48	48
Tax effect of current period changes	(95)	—	(95)
Net current period other comprehensive income	135	—	135
Balance at end of period	$218	$(252)	$(34)

Note 9 – Repurchase of Common Stock
On November 4, 2013, the Company announced that its Board of Directors authorized the fifth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 394,003 shares. Since November 2011, the Company has repurchased 1,901,646 shares under stock repurchase programs. The shares were repurchased at prices ranging from $12.00 to $16.10 per share with a weighted average cost of $14.61 per share. At December 31, 2013, there were 276,805 shares remaining to be repurchased under the fifth authorized stock repurchase program.

For the three months ended December 31, 2013, the Company repurchased 235,404 shares at an aggregate cost of $3.7 million, including commissions. The shares were repurchased at prices between $15.32 and $16.10 per share with a weighted average cost of $15.82 per share. For the six months ended December 31, 2013, the Company repurchased 383,979 shares at an aggregate cost of $6.0 million, including commissions. The shares were repurchased at prices between $14.75 and $16.10 per share with a weighted average cost of $15.54.

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
Market Area
Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. There have been positive developments in current economic conditions since the end of the recession. Improving financial conditions, increasing credit availability, accommodative monetary policy, and healthier labor and housing markets all support the economic growth in our market area. According to the Beige Book published by the Federal Reserve in December 2013, economic activity continued to expand at a modest to moderate pace from early October to mid-November 2013. In the Twelfth Federal Reserve District (San Francisco), demand for residential real estate expanded and commercial real estate activity improved. Home prices appreciated and robust sales activity in the market for extremely high-end homes was noted in California. Residential permit issuances expanded in several regions and construction activity appeared to increase. Overall loan demand edged up and asset quality improved relative to the prior reporting period in our market area of California. However, lenders continue to face margin compression due to the low interest rate environment, ample liquidity and generally stiff competition over well-qualified borrowers. Future growth opportunities will be influenced by the stability of the nation and the regional economy and other trends within California, including unemployment rates and housing market conditions.
Both California and national unemployment rates remain high by historic standards. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California decreased slightly from 8.5% in June 2013 to 8.3% in December 2013. This compares to the national unemployment rate which trended down from 7.6% in June 2013 to 6.7% in December 2013.
Comparison of Financial Condition at December 31, 2013 and June 30, 2013.
Assets. Total assets declined 1.4% to $854.9 million at December 31, 2013 from $867.4 million at June 30, 2013 due primarily to a decrease in cash and cash equivalents and securities available-for-sale, partially offset by an increase in gross loans receivable.
Cash and cash equivalents decreased by $28.0 million, or 32.7%, to $57.6 million at December 31, 2013 from $85.7 million at June 30, 2013. The decrease was primarily due to cash deployed to fund the net growth in loans receivable and a decline in deposits.
Securities available-for-sale decreased by $6.9 million, or 13.3%, to $45.3 million at December 31, 2013 from $52.2 million at June 30, 2013 due to maturities, principal repayments and amortization.
Gross loans receivable increased by $24.8 million or 3.6%, to $719.2 million at December 31, 2013 from $694.3 million at June 30, 2013. The increase was primarily attributable to organic loan growth in multi-family residential loans and consumer loans, offset in part by principal repayments and payoffs in addition to the sale of newly originated conforming fixed rate one-to-four family residential loans in the secondary market. Multi-family loans increased $42.2 million, or 15.0%, to $322.9 million at December 31, 2013 from $280.8 million at June 30, 2013 due to $76.2 million in loan originations during the six months ended December 31, 2013. Commercial real estate loans decreased $9.4 million, or 16.9%, to $46.2 million at December 31, 2013 from $55.6 million at June 30, 2013 due to principal prepayments and payoffs as there have been no new commercial real estate loan originations during the six months ended December 31, 2013. One-to-four family residential real estate loans decreased $20.6 million, or 6.5%, to $299.0 million at December 31, 2013 from $319.6 million at June 30, 2013 due primarily to principal prepayments and payoffs and sales of newly originated conforming fixed rate loans held for sale in the secondary market. Consumer loans which were comprised primarily of automobile loans totaling $36.3 million and unsecured loans totaling $9.2 million increased $12.7 million, or 33.2%, to $51.0 million at December 31, 2013 from $38.3 million at June 30, 2013 due to $16.4 million and $8.4 million in automobile and unsecured loan originations, respectively, during the six months ended December 31, 2013. The increase in consumer loans was primarily due to the successful launch of the consumer loan origination system in fiscal 2013 which enabled the Company to originate consumer loans and generate an instant credit decision at the point of sale as well as continued leveraging of retail delivery staff, building on brand recognition and consistent marketing of our competitive loan products.
The allowance for loan losses decreased by $604,000, or 10.7%, to $5.0 million at December 31, 2013 from $5.6 million at June 30, 2013 due primarily to a decrease in net charge-offs as well as improved asset quality of the loan portfolio as evidenced by a lower level of criticized, classified and non-accrual loans, and a decline in the historical loss factors. Non-performing assets decreased to $12.1 million, or 1.4% of total assets at December 31, 2013 as compared to $16.0 million, or 1.8% of total assets at June 30, 2013.
Deposits. Total deposits decreased $30.2 million, or 4.6%, to $624.5 million at December 31, 2013 from $654.6 million at June 30, 2013. The decline was comprised of a $27.4 million decrease in interest-bearing deposits and a $2.8 million decrease in non-interest bearing demand deposits.
The decrease in interest bearing deposits consisted of a $23.5 million, or 8.4%, decrease in certificates of deposit from $280.1 million at June 30, 2013 to $256.6 million at December 31, 2013, and a $10.1 million, or 7.4%, decrease in savings accounts from $134.9 million at June 30, 2013 to $124.8 million at December 31, 2013. These decreases were partially offset by a $5.7 million, or 3.6%, increase in money market accounts from $159.6 million at June 30, 2013 to $165.3 million at December 31, 2013 and a $432,000, or 3.0% increase in interest-bearing checking from $14.5 million at June 30, 2013 to $14.9 million at December 31, 2013. The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields as accounts repriced to lower offering rates. Savings accounts decreased primarily due to the discontinuation of certain savings products which traditionally had higher offering rates. These customers were generally non-relationship customers seeking higher yields. The growth in money market balances was attributable to customers preferring the short-term flexibility of non-certificate accounts in a low interest rate environment. Non-interest bearing demand deposits decreased $2.8 million, or 4.3% from $65.7 million at June 30, 2013 to $62.9 million at December 31, 2013. The decline in non-interest bearing demand deposits was primarily a result of the timing of customer payroll deposits as compared to June 30, 2013.
Borrowings. FHLB advances increased to $85.0 million at December 31, 2013 as compared to $60.0 million at June 30, 2013. The weighted average cost of FHLB advances was 1.57% at December 31, 2013 as compared to 1.64% at June 30, 2013. During the six months ended December 31, 2013, the Bank borrowed $25.0 million in FHLB advances at a weighted average cost of 1.38%. The increase in borrowings has allowed the Bank to manage its liquidity position and improve its interest rate risk position by locking in longer term funding.
Stockholders’ Equity. Total stockholders’ equity, represented 16.5% of total assets and decreased to $141.1 million at December 31, 2013 from $145.4 million at June 30, 2013. The decrease in stockholders’ equity was primarily attributable to shares repurchased at an aggregate cost of $6.0 million during the six months ended December 31, 2013 pursuant to the stock repurchase program previously announced as well as cash dividends paid of $1.2 million, partially offset by net income of $2.5 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth certain information for the three months ended December 31, 2013 and 2012, respectively.

	For the three months ended December 31,
	2013 (1)			2012 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$718,515	$8,016	4.46%	$731,764	$8,895	4.86%
Securities(3)	47,202	179	1.52	54,618	88	0.64
Federal funds sold	36,946	22	0.24	79,520	49	0.25
Federal Home Loan Bank stock	5,962	84	5.64	7,770	57	2.93
Total interest-earning assets	808,625	8,301	4.11	873,672	9,089	4.16
Noninterest earning assets	38,272			37,292
Total assets	$846,897			$910,964
INTEREST-BEARING LIABILITIES
Interest-bearing checking	$14,454	$4	0.11%	$12,004	$2	0.07%
Money market	163,133	95	0.23	165,745	103	0.25
Savings deposits	129,108	28	0.09	133,920	50	0.15
Certificates of deposit	259,449	1,153	1.78	303,293	1,516	2.00
Borrowings	72,500	287	1.58	75,000	428	2.28
Total interest-bearing liabilities	638,644	1,567	0.98	689,962	2,099	1.22
Noninterest bearing liabilities	65,902			70,286
Total liabilities	704,546			760,248
Equity	142,351			150,716
Total liabilities and equity	$846,897			$910,964
Net interest/spread		$6,734	3.12%		$6,990	2.94%
Margin(4)			3.33%			3.20%
Ratio of interest-earning assets to interest bearing liabilities	126.62%			126.63%
 _____________________________

(1)	Yields earned and rates paid have been annualized.

(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.

(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.

(4)	Net interest income divided by interest-earning assets.

The following table sets forth certain information for the six months ended December 31, 2013 and 2012, respectively.

	For the six months ended December 31,
	2013 (1)			2012 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$711,907	$16,034	4.50%	$746,695	$18,612	4.99%
Securities(3)	48,861	346	1.42	53,940	169	0.63
Federal funds sold	45,476	51	0.22	68,368	81	0.24
Federal Home Loan Bank stock	5,962	164	5.50	8,057	68	1.69
Total interest-earning assets	812,206	16,595	4.09	877,060	18,930	4.32
Noninterest earning assets	37,994			37,619
Total assets	$850,200			$914,679
INTEREST-BEARING LIABILITIES
Interest-bearing checking	$14,414	$6	0.08%	$10,543	$4	0.08%
Money market	161,968	187	0.23	162,894	232	0.28
Savings deposits	131,162	60	0.09	136,827	99	0.14
Certificates of deposit	265,166	2,418	1.82	304,405	3,085	2.03
Borrowings	67,143	536	1.60	77,143	897	2.33
Total interest-bearing liabilities	639,853	3,207	1.00	691,812	4,317	1.25
Noninterest bearing liabilities	66,885			70,722
Total liabilities	706,738			762,534
Equity	143,462			152,145
Total liabilities and equity	$850,200			$914,679
Net interest/spread		$13,388	3.09%		$14,613	3.07%
Margin(4)			3.30%			3.33%
Ratio of interest-earning assets to interest bearing liabilities	126.94%			126.78%
 _____________________________

(1)	Yields earned and rates paid have been annualized.

(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.

(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.

(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended December 31, 2013 and December 31, 2012.
General. Net income for the three months ended December 31, 2013 was $1.3 million, an increase of $233,000, or 21.0%, as compared to net income of $1.1 million for the three months ended December 31, 2012. Earnings per basic and diluted common share were $0.18 for the three months ended December 31, 2013, compared to $0.13 for the three months ended December 31, 2012. The increase in net income was due primarily to a decrease in noninterest expense and provision for loan losses, partially offset by a decrease in noninterest income and net interest income.
Interest Income. Interest income decreased $788,000, or 8.7%, to $8.3 million for the three months ended December 31, 2013 from $9.1 million for the three months ended December 31, 2012. The decline in interest income was primarily due to decreases in interest and fees on loans.
Interest and fees on loans decreased $879,000, or 9.9%, to $8.0 million for the three months ended December 31, 2013 from $8.9 million for the three months ended December 31, 2012. The primary reason for the decrease was a decline of 40 basis points in the average yield on loans from 4.86% for the three months ended December 31, 2012 to 4.46% for the three months ended December 31, 2013 and a decrease of $13.2 million in the average balance of loans receivable to $718.5 million for the three months ended December 31, 2013 from $731.8 million for the three months ended December 31, 2012. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and payoffs of higher yielding seasoned loans during the period as a result of the current relatively low interest rate environment. The decrease in the average loan receivable balance was attributable to loan principal repayments, sales and payoffs exceeding new loan originations.
Interest Expense. Interest expense decreased $532,000, or 25.3% to $1.6 million for the three months ended December 31, 2013 from $2.1 million for the three months ended December 31, 2012. The decline reflected a reduction in the average cost of funds on deposits and borrowings as a result of the continuing low interest rates during the three months ended December 31, 2013.
Interest expense on deposits decreased $391,000, or 23.4% to $1.3 million during the three months ended December 31, 2013 as compared to $1.7 million for the same period last year. The primary reason for the decrease was a 19 basis point decline in the average cost of deposits from 1.09% for the three months ended December 31, 2012 to 0.90% for the three months ended December 31, 2013 due to the downward repricing of deposits in the low interest rate environment as well as a decrease of $48.8 million in the average balance of deposits to $566.1 million for the three months ended December 31, 2013 from $615.0 million for the three months ended December 31, 2012. The decrease in the average balance of deposits was a result of a decrease in certificates of deposit due to non-relationship customers seeking higher yields as accounts reprice to lower interest rates.
Interest expense on borrowings decreased $141,000 or 32.9% to $287,000 during the three months ended December 31, 2013 as compared to $428,000 for the same period last year. The decline was primarily attributable to a 70 basis point decrease in the average cost of borrowings from 2.28% for the three months ended December 31, 2012 to 1.58% for the three months ended December 31, 2013 as a result of the maturity of higher costing borrowings which were replaced by lower costing advances.
Provision for Loan Losses. Provision for loan losses reversal of $300,000 was recorded for the three months ended December 31, 2013 as compared to a $600,000 provision for loan losses for the same period last year. The decline in the provision during the current period was primarily a result of a decline in net charge-offs and historical loss factors on loans collectively evaluated for impairment. Annualized net charge-offs decreased to 0.08% of average outstanding loans for the three months ended December 31, 2013 as compared to 0.21% of average outstanding loans for the same period last year. Non-performing assets decreased to $12.1 million, or 1.4% of total assets at December 31, 2013 as compared to $16.0 million, or 1.8% of total assets at June 30, 2013. Delinquent loans 60 days or more past due decreased to $5.1 million or 0.71% of total loans at December 31, 2013 as compared to $5.5 million or 0.79% of total loans at June 30, 2013, while loans 30 to 59 days delinquent increased to $3.3 million or 0.46% of total loans at December 31, 2013, as compared to $584,000, or 0.08% of total loans at June 30, 2013. Loans 30 to 59 days delinquent were either criticized or classified assets. Some loans 30 to 59 days delinquent are individually evaluated for impairment and others were collectively evaluated for impairment with additional qualitative adjustments factored in due to loan classification.
The reversal of provision for loan losses was comprised of a $247,000 reduction in provision on one-to-four family loans, a $94,000 reduction in provision on multi-family loans, a $222,000 reduction in provision on commercial real estate loans, a $27,000 provision on automobile loans, a $1,000 reduction in provision on home equity loans and a $237,000 provision on other loans. The decrease in provision on one-to-four family residential loans was primarily due to a decline in the overall historical loss factors on one-to-four family loans collectively evaluated for impairment and a decrease in the one-to-four family residential loan balance collectively evaluated for impairment. The decrease in provision on multi-family loans was primarily due to a lower level of criticized and classified multi-family loans and a decline in the overall historical loss factors on multi-family loans collectively evaluated for impairment. The reduction in provision on commercial real estate loans was primarily due to a lower level of classified commercial real estate loans, a decline in the overall historical loss factors and a reduction in the balance of commercial real estate loans collectively evaluated for impairment.
The increase in provision on automobile loans and other loans was primarily caused by an increase in loss factors and the balance of automobile loans and unsecured loans collectively evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.
Noninterest Income. Our noninterest income decreased $675,000, or 32.6%, to $1.4 million for the three months ended December 31, 2013 as compared to $2.1 million for the three months ended December 31, 2012 due primarily to a $758,000 decline in gains on one-to-four family residential mortgage loans sold reflecting the impact of lower loan sale volume as a result of the recent increase in interest rates.
Noninterest Expense. Our noninterest expense decreased $462,000, or 6.8%, to $6.3 million for the three months ended December 31, 2013 as compared to $6.7 million for the three months ended December 31, 2012 primarily due to a decline in salaries and benefits expense, partially offset by an increase in advertising and promotional expenses.
Salaries and benefits expense decreased $343,000, or 9.9%, to $3.1 million for the three months ended December 31, 2013 as compared to $3.5 million for the same period last year. The decrease in salaries and benefits expense was due primarily to a lump sum severance payment to a former executive during the quarter ended December 31, 2012.
Advertising and promotional expenses increased $56,000, or 19.9%, to $337,000 for the three months ended December 31, 2013 as compared to $281,000 for the same period last year. The increase was primarily due to expenses incurred related to continuing branding and marketing campaign efforts.
Income Tax Expense. Income tax expense increased $198,000, or 32.6% to $805,000 for the three months ended December 31, 2013 as compared to $607,000 for the three months ended December 31, 2012. This increase was primarily the result of higher pretax income for the three months ended December 31, 2013 compared to the same period last year. The effective tax rates were 37.5% and 35.4% for the three months ended December 31, 2013 and 2012, respectively.
Comparison of Results of Operations for the Six Months Ended December 31, 2013 and December 31, 2012.
General. Net income for the six months ended December 31, 2013 was $2.5 million, a slight decrease of $11,000 as compared to the six months ended December 31, 2012. Earnings per basic and diluted common share were $0.33 for the six months ended December 31, 2013, compared to $0.30 for the six months ended December 31, 2012. The decrease in net income was due primarily to a decrease in noninterest income and net interest income offset by a decrease in noninterest expense and provision for loan losses.
Interest Income. Interest income decreased $2.3 million, or 12.3%, to $16.6 million for the six months ended December 31, 2013 from $18.9 million for the six months ended December 31, 2012. The decline in interest income was primarily due to decreases in interest and fees on loans.
Interest and fees on loans decreased $2.6 million, or 13.9%, to $16.0 million for the six months ended December 31, 2013 from $18.6 million for the six months ended December 31, 2012. The primary reason for the decrease was a decline of 49 basis points in the average yield on loans from 4.99% for the six months ended December 31, 2012 to 4.50% for the six months ended December 31, 2013 and a decrease of $34.8 million in the average balance of loans receivable to $711.9 million for the six months ended December 31, 2013 from $746.7 million for the six months ended December 31, 2012. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and payoffs of higher yielding seasoned loans during the period as a result of the current relatively low interest rate environment. The decrease in the average loan receivable balance was attributable to loan principal repayments, sales and payoffs exceeding new loan originations.
Interest Expense. Interest expense decreased $1.1 million, or 25.7% to $3.2 million for the six months ended December 31, 2013 from $4.3 million for the six months ended December 31, 2012. The decline reflected a reduction in the average cost of funds on deposits and borrowings as a result of the continuing low interest rates during the six months ended December 31, 2013.
Interest expense on deposits decreased $749,000, or 21.9% to $2.7 million during the six months ended December 31, 2013 as compared to $3.4 million for the same period last year. The primary reason for the decrease was an 18 basis point decline in the average cost of deposits from 1.11% for the six months ended December 31, 2012 to 0.93% for the six months ended December 31, 2013 due to the downward repricing of deposits in the low interest rate environment as well as a decrease of $42.0 million in the average balance of deposits to $572.7 million for the six months ended December 31, 2013 from $614.7 million for the six months ended December 31, 2012. The decrease in the average balance of deposits was a result of a decrease in certificates of deposit due to non-relationship customers seeking higher yields as accounts reprice to lower interest rates.
Interest expense on borrowings decreased $361,000, or 40.2% to $536,000 during the six months ended December 31, 2013 as compared to $897,000 for the same period last year. The decline was primarily attributable to a 73 basis point decrease in the average cost of borrowings from 2.33% for the six months ended December 31, 2012 to 1.60% for the six months ended December 31, 2013 as a result of the maturity of higher costing borrowings which were replaced by lower costing advances as well as a decrease of $10.0 million in the average balance of borrowing to $67.1 million for the six months ended December 31, 2013 from $77.1 million for the six months ended December 31, 2012.
Provision for Loan Losses. Provision for loan losses reversal of $300,000 was recorded for the six months ended December 31, 2013 as compared to a $1.5 million provision for loan losses for the same period last year. The decline in the provision during the current period was primarily a result of a decline in net charge-offs and historical loss factors on loans collectively evaluated for impairment. Annualized net charge-offs decreased to 0.09% of average outstanding loans for the six months ended December 31, 2013 as compared to 0.63% of average outstanding loans for the same period last year. Non-performing assets decreased to $12.1 million, or 1.4% of total assets at December 31, 2013 as compared to $16.0 million, or 1.8% of total assets at June 30, 2013. Delinquent loans 60 days or more past due decreased to $5.1 million or 0.71% of total loans at December 31, 2013 as compared to $5.5 million or 0.79% of total loans at June 30, 2013, while loans 30 to 59 days delinquent increased to $3.3 million or 0.46% of total loans at December 31, 2013, as compared to $584,000, or 0.08% of total loans at June 30, 2013. Loans 30 to 59 days delinquent were either criticized or classified assets. Some loans 30 to 59 days delinquent are individually evaluated for impairment and others were collectively evaluated for impalement with additional qualitative adjustments factored in due to loan classification.
The reversal of provision for loan losses was comprised of a $599,000 reduction in provision on one-to-four family loans, a $454,000 provision on multi-family residential loans, a $469,000 reduction in provision on commercial real estate loans, a $74,000 provision on automobile loans, a $1,000 reduction in provision on home equity loans and a $241,000 provision on other loans. The decrease in provision on one-to-four family loans was primarily due to a decline in the overall historical loss factors on one-to-four family residential loans collectively evaluated for impairment and a decrease in the one-to-four family residential loan balance collectively evaluated for impairment. The increase in provision on multi-family loans was primarily due to an increase in the balance of multi-family loans collectively evaluated for impairment partially offset by a decline in the overall historical loss factors on loans collectively evaluated for impairment. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical loss factors and a reduction in the balance of commercial real estate loans collectively evaluated for impairment.
The increase in provision on automobile loans and other loans was primarily caused by an increase in loss factors and the balance of automobile loans and unsecured loans collectively evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.
Noninterest Income. Our noninterest income decreased $784,000, or 21.6%, to $2.9 million for the six months ended December 31, 2013 as compared to $3.6 million for the six months ended December 31, 2012 due primarily to a $997,000 decline in gains on one-to-four family mortgage residential loans sold reflecting the impact of lower loan sale volume as a result of the recent increase in interest rates.
Noninterest Expense. Our noninterest expense decreased $315,000, or 2.4%, to $12.6 million for the six months ended December 31, 2013 as compared to $12.9 million for the six months ended December 31, 2012 primarily due to a decline in salaries and benefits expense, partially offset by an increase in advertising and promotional expenses.
Salaries and benefits expense decreased $550,000, or 8.2%, to $6.1 million for the six months ended December 31, 2013 as compared to $6.7 million for the same period last year. The decrease in salaries and benefits expense was due primarily to a lump sum severance payment to a former executive during the quarter ended December 31, 2012.
Advertising and promotional expenses increased $206,000, or 49.9%, to $619,000 for the six months ended December 31, 2013 as compared to $413,000 for the same period last year. The increase was primarily due to expenses incurred related to continuing branding and marketing campaign efforts.
Income Tax Expense. Income tax expense increased $67,000, or 4.7% to $1.5 million for the six months ended December 31, 2013 as compared to $1.4 million for the six months ended December 31, 2012. This increase was primarily the result of higher pretax income for the six months ended December 31, 2013 compared to the same period last year. The effective tax rates were 37.3% and 36.1% for the six months ended December 31, 2013 and 2012, respectively.
Asset Quality
General. We continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan based upon our own underwriting standards prior to making the purchase except for loans purchased with a credit guarantee. The credit guarantee requires the seller to substitute or repurchase any loans sold to the Bank that become 60 days or more delinquent at the Bank’s option. We have not purchased any loans since June 2012.

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
All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county (dollars in thousands):

Real Estate Loans by County as of
December 31, 2013
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
Los Angeles	$127,234	$278,494	$19,356	$425,084	63.62%
Orange	41,825	15,021	12,303	69,149	10.35
San Diego	20,323	9,358	2,545	32,226	4.82
San Bernardino	20,699	10,167	3,300	34,166	5.11
Riverside	14,158	2,783	6,083	23,024	3.45
Santa Clara	16,758	491	—	17,249	2.58
Alameda	13,769	1,633	443	15,845	2.37
Other	44,219	4,992	2,194	51,405	7.70
Total	$298,985	$322,939	$46,224	$668,148	100.00%

Real Estate Loans by County as of
June 30, 2013
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
Los Angeles	$131,290	$232,353	$27,124	$390,767	59.56%
Orange	47,146	17,646	13,489	78,281	11.93
San Diego	23,457	11,760	2,545	37,762	5.76
San Bernardino	20,404	10,288	3,333	34,025	5.19
Riverside	15,060	3,125	6,151	24,336	3.71
Santa Clara	17,471	501	—	17,972	2.74
Alameda	13,814	25	447	14,286	2.18
Other	50,989	5,073	2,532	58,594	8.93
Total	$319,631	$280,771	$55,621	$656,023	100.00%

Non-accrual Real Estate Loans By County as of
December 31, 2013
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
Los Angeles	$2,383	$545	$1,108	$4,036	0.95%
San Diego	691	—	2,545	3,235	10.04
San Bernardino	1,335	904	—	2,240	6.56
Riverside	289	249	—	538	2.34
Santa Clara	1,718	—	—	1,718	9.96
Total	$6,416	$1,698	$3,653	$11,767	2.21

Non-accrual Real Estate Loans by County as of
June 30, 2013
County	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
Los Angeles	$4,407	$—	$1,179	$5,586	1.43%
Orange	785	—	—	785	1.00
San Diego	724	511	2,545	3,780	10.01
San Bernardino	1,929	717	—	2,646	7.78
Riverside	305	319	—	624	2.56
Santa Clara	1,763	—	—	1,763	9.81
Alameda	397	—	—	397	2.78
Other	—	—	321	321	0.54
Total	$10,310	$1,547	$4,045	$15,902	2.42
The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at December 31, 2013:

	Amount	Percent	Non-accrual	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Purchased and serviced by others	$33,299	11.14%	$—	—%
Purchased and servicing transferred to us	90,016	30.11	5,485	6.09
Originated and serviced by us	175,670	58.75	931	0.53
Total	$298,985	100.00%	$6,416	2.15

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At December 31, 2013
Real estate loans:
One-to-four family	3	$1,257	2	$739	5	$1,996
Multi-family	—	—	1	545	1	545
Commercial	—	—	1	2,545	1	2,545
Other loans:
Automobile	—	—	1	11	1	11
Other	7	11	2	5	9	16
Total loans	10	$1,268	7	$3,845	17	$5,113

At June 30, 2013
Real estate loans:
One-to-four family	3	$970	5	$1,751	8	$2,721
Multi-family	1	198	—	—	1	198
Commercial	1	2,545	—	—	1	2,545
Other loans:
Automobile	—	—	1	14	1	14
Other	1	2	2	4	3	6
Total loans	6	$3,715	8	$1,769	14	$5,484
Delinquent loans 60 days or more past due totaled $5.1 million or 0.71% of total loans at December 31, 2013 as compared to $5.5 million or 0.79% of total loans at June 30, 2013. Delinquent one-to-four family residential loans decreased to $2.0 million at December 31, 2013 from $2.7 million at June 30, 2013. Delinquent multi-family loans of $545,000 at December 31, 2013 increased from $198,000 at June 30, 2013. Delinquent commercial real estate loans of $2.5 million at December 31, 2013 remained unchanged from the balances at June 30, 2013. In addition, there were two one-to-four family residential loans totaling $739,000, one multi-family loan of $545,000 and one commercial real estate loan of $2.5 million that were over 90 days delinquent at December 31, 2013 and in the process of foreclosure.
Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrual loans are recorded as a reduction of principal. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. At December 31, 2013 and June 30, 2013 there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans were troubled debt restructurings of $6.1 million and $9.1 million as of December 31, 2013 and June 30, 2013, with specific valuation allowances of $97,000 and $393,000 respectively.
Although asset quality was improved as a result of our efforts in working through problem assets, non-accrual loans continue to remain at historically elevated levels as a result of the general decline in the housing market as well as the prolonged levels of high unemployment in our market area as compared with the pre-recession periods. During the six months ended December 31, 2013, there were no new loans that were modified as troubled debt restructurings. At December 31, 2013, there were eleven non-accrual restructured loans, consisting of nine one-to-four family residential loans, one multi-family loan, and one commercial real estate loan with an aggregate balance of $6.1 million of which six loans with an aggregate balance of $2.1 million were performing in accordance with their revised contractual terms. At June 30, 2013, there were nineteen non-accrual restructured loans, consisting of sixteen one-to-four family residential loans, two multi-family loans, and one commercial real estate loan with an aggregate balance of $9.1 million of which twelve loans with an aggregate balance of $4.3 million were performing in accordance with their revised contractual terms.

Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that timely payment will continue. During the six months ended December 31, 2013, eight troubled debt restructurings with an aggregate outstanding balance of $2.8 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and reasonable assurance that timely payment will continue. This compares to five troubled debt restructurings with an aggregate outstanding balance of $1.7 million that were returned to accrual status during the same period last year. At December 31, 2013 and June 30, 2013, accruing troubled debt restructurings totaled $9.3 million and $6.6 million, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2013 and June 30, 2013.
Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three and six months ended December 31, 2013, ten loans in the amount of $3.1 million and sixteen loans in the amount of $5.4 million were modified and not accounted for as troubled debt restructurings. During the three and six months ended December 31, 2012, fifteen loans in the amount of $6.7 million and forty-three loans in the amount of $5.4 million were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated (in thousands).

	At December 31,	At June 30,
	2013	2013
Non-accrual loans:
Real estate loans:
One-to-four family	$2,951	$4,372
Multi-family	1,587	914
Commercial	1,108	1,500
Other loans:
Automobile	11	14
Other	6	4
Troubled debt restructurings:
One-to-four family	3,465	5,938
Multi-family	111	633
Commercial	2,545	2,545
Total non-accrual loans	$11,784	$15,920
Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$284	$—
Other loans:
Automobile	—	35
Total other real estate owned and repossessed assets	$284	$35
Total non-performing assets	$12,068	$15,955
Ratios:
Non-performing loans to total loans (1)	1.64%	2.29%
Non-performing assets to total assets	1.41%	1.84%
 _______________________

(1)	Total loans are net of deferred fees and costs.

Non-performing loans decreased to $11.8 million, or 1.64% of total loans at December 31, 2013 as compared to $15.9 million or 2.29% of total loans at June 30, 2013. The decrease in non-performing loans was primarily attributable to non-performing troubled debt restructurings of $2.8 million that were returned to accruing status after the borrowers demonstrated a sustained period of performance, generally six consecutive months of timely payments, loans transferred to real estate owned of $539,000, and pay-offs of $706,000 during the six months ended December 31, 2013.
At December 31, 2013, there were $6.4 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $97,000 have been applied. Of the $6.4 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $3.5 million of such loans were modified as troubled debt restructurings.
At December 31, 2013, there were $5.4 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which no valuation allowances individually evaluated have been applied. Included in the $5.4 million of income property loans on non-accrual status were five multi-family residential loans totaling $1.7 million and two commercial real estate loans totaling $3.7 million.

Real Estate Owned. Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses. The fair value of real estate owned is determined by a third party appraisal of the property. As of December 31, 2013, there was one real estate owned property in the amount of $284,000. This compared to no real estate owned properties at June 30, 2013.
Classified and Criticized Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and criticized assets represented 27.6% of our equity capital and 4.6% of our total assets at December 31, 2013, as compared to 28.6% of our equity capital and 4.8% of our total assets at June 30, 2013. At December 31, 2013 and June 30, 2013, there were $11.8 million and $15.9 million in non-accrual loans included in classified assets, respectively.
The aggregate amount of our classified and special mention assets at the dates indicated were as follows (in thousands):

	December 31, 2013	June 30, 2013
Classified and Criticized Assets:
Loss	$17	$4
Doubtful	3	24
Substandard	21,646	23,398
Special Mention	17,269	18,100
Total	$38,935	$41,526
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
Given that management evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment are excluded from loans individually evaluated for impairment; their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.
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

During the three and six months ended December 31, 2013, a $300,000 provision for loan losses reversal was recorded as compared to a $600,000 and a $1.5 million provision for loan losses for the three and six months ended December 31, 2012, respectively. The decline in the provision was primarily a result of a decline in net charge-offs and loss factors on loans collectively evaluated for impairment. Annualized net charge-offs decreased to 0.09% of average outstanding loans for the six months ended December 31, 2013 as compared to 0.29% of average outstanding loans for the year ended June 30, 2013. Non-performing loans decreased to $11.8 million, or 1.64% of total loans at December 31, 2013 as compared to $15.9 million or 2.29% of total loans at June 30, 2013. Delinquent loans 60 days or more past due totaled $5.1 million or 0.71% of total loans at December 31, 2013 as compared to $5.5 million or 0.79% of total loans at June 30, 2013. The allowance for loan losses to non-performing loans was 42.76% at December 31, 2013 as compared to 35.45% at June 30, 2013. The increase in the allowance for loan losses to non-performing loans was a result of the decrease in non-performing loans, partially offset by a decrease in the allowance for loan losses for the six months ended December 31, 2013. The provision reflected management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31, 2013		June 30, 2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,387	41.57%	$3,009	46.03%
Multi-family	1,062	44.90	839	40.44
Commercial	1,186	6.43	1,654	8.01
Other loans:
Automobile	123	5.05	83	3.85
Home equity	3	0.09	4	0.10
Other	278	1.96	54	1.57
Total allowance for loan losses	$5,039	100.00%	$5,643	100.00%
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various investment securities and lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2013, total approved loan commitments amounted to $4.9 million and the unadvanced portion of loans was $2.0 million.
Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at December 31, 2013, totaled $106.4 million and $20.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.
At December 31, 2013, we had available additional advances from the FHLB of San Francisco in the amount of $248.8 million. We also had a short-term line of credit with the Federal Reserve Bank of San Francisco of $48.4 million at December 31, 2013, which has not been drawn upon.

Contractual Obligations
In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase, sale and/or originate loans.
The following table summarizes our long-term contractual obligations at December 31, 2013 (in thousands).

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
FHLB advances	$85,000	$20,000	$25,000	$40,000	$—
Operating lease obligations	2,296	1,057	761	147	331
Loan commitments to originate	4,871	4,871	—	—	—
Available home equity and unadvanced lines of credit	1,982	1,982	—	—	—
Certificates of deposit	256,595	106,383	130,651	19,561	—
Total commitments and contractual obligations	$350,744	$134,293	$156,412	$59,708	$331
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

Capital
The table below sets forth Simplicity Bank’s capital position relative to its regulatory capital requirements at December 31, 2013 and June 30, 2013. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$125,252	21.14%	$47,410	8.00%	$59,262	10.00%
Tier 1 capital (to risk-weighted assets)	120,213	20.28	23,705	4.00	35,557	6.00
Tier 1 (core) capital (to adjusted tangible assets)	120,213	14.10	34,101	4.00	42,626	5.00

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$137,788	23.85%	$46,222	8.00%	$57,777	10.00%
Tier 1 capital (to risk-weighted assets)	132,145	22.87	23,111	4.00	34,666	6.00
Tier 1 (core) capital (to adjusted tangible assets)	132,145	15.28	34,591	4.00	43,238	5.00
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At December 31, 2013, Simplicity Bank was a “well-capitalized” institution under regulatory standards.

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

An independent third party provides the Bank with the information presented in the following tables, which are based on information provided by the Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the six months ended December 31, 2013 and the year ended June 30, 2013, and the immediate, permanent and parallel movements in interest rates of +/-100, +200 and +300 basis points, as well as the change in the Bank’s net portfolio value at December 31, 2013 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

December 31, 2013		June 30, 2013
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	(2.12)%	+300 bp	6.26%
+200	(1.16)	+200	1.59
+100	(0.73)	+100	0.69
-100	0.47	-100	0.20

	December 31, 2013
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+400	$85,066	$(47,301)	(35.73)%	11.08%	(417)
+300	97,631	(34,736)	(26.24)	12.34	(291)
+200	110,043	(22,324)	(16.86)	13.48	(177)
+100	121,637	(10,730)	(8.11)	14.45	(80)
—	132,367	—	—	15.25	—
-100	141,297	8,930	6.75	15.83	58

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
10/1/13 – 10/31/13	83,039	$15.69	83,039	35,167
11/1/13 – 11/30/13	99,843	15.75	99,843	329,327
12/1/13 – 12/31/13	52,522	16.15	52,522	276,805
Total	235,404	$15.82	235,404

*
On November 4, 2013, the Company announced that its Board of Directors authorized the fifth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 394,003 shares. Since November 2011, the Company has repurchased 1,901,646 shares under stock repurchase programs.

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

Dated: February 10, 2014

/s/ Dustin Luton
Dustin Luton
President and Chief Executive Officer

/s/ Jean M. Carandang
Jean M. Carandang
Chief Financial Officer