Form 10-Q
period 2014-03-31
Simplicity Bancorp, Inc.
filed 2014-05-09
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________________________________
FORM 10-Q
  _________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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
Common Stock, $.01 par value – 7,397,526 shares outstanding as of May 7, 2014.

Form 10-Q
SIMPLICITY BANCORP, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)

	March 31, 2014	June 30, 2013
ASSETS
Cash and due from banks	$8,105	$8,864
Federal funds sold	49,140	76,810
Total cash and cash equivalents	57,245	85,674
Securities available-for-sale, at fair value	43,355	52,180
Securities held-to-maturity, fair value of $436 and $541 at March 31, 2014 and June 30, 2013, respectively	422	525
Federal Home Loan Bank stock, at cost	5,902	5,902
Loans held for sale	3,001	4,496
Loans receivable, net of allowance for loan losses of $5,011 and $5,643 at March 31, 2014 and June 30, 2013, respectively	722,566	689,708
Accrued interest receivable	2,309	2,439
Premises and equipment, net	3,902	3,799
Goodwill	3,950	3,950
Bank-owned life insurance	14,113	13,784
Real estate owned (REO)	284	—
Other assets	4,119	4,920
Total assets	$861,168	$867,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$64,484	$65,694
Interest bearing	570,115	588,952
Total deposits	634,599	654,646
Federal Home Loan Bank advances, short-term	20,000	—
Federal Home Loan Bank advances, long-term	65,000	60,000
Accrued expenses and other liabilities	4,466	7,293
Total liabilities	724,065	721,939
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized;
March 31, 2014 — 7,470,980 shares issued and outstanding
June 30, 2013 — 8,121,415 shares issued and outstanding	75	81
Additional paid-in capital	69,230	79,800
Retained earnings	72,275	70,326
Accumulated other comprehensive loss, net of tax	(509)	(491)
Unearned employee stock ownership plan shares	(3,968)	(4,278)
Total stockholders’ equity	137,103	145,438
Total liabilities and stockholders’ equity	$861,168	$867,377
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$7,954	$8,559	$23,989	$27,171
Interest on securities, taxable	173	165	519	334
Federal Home Loan Bank dividends	105	44	269	112
Other interest	28	34	78	115
Total interest income	8,260	8,802	24,855	27,732
Interest expense
Interest on deposits	1,241	1,556	3,912	4,976
Interest on borrowings	329	243	864	1,140
Total interest expense	1,570	1,799	4,776	6,116
Net interest income	6,690	7,003	20,079	21,616
Provision (credit) for loan losses	—	400	(300)	1,850
Net interest income after provision for loan losses	6,690	6,603	20,379	19,766
Noninterest income
Service charges and fees	516	346	1,504	1,195
ATM fees and charges	504	524	1,524	1,579
Referral commissions	106	77	285	244
Bank-owned life insurance	110	112	329	342
Net gain on sales of loans	91	435	421	1,762
Other noninterest income	40	122	157	130
Total noninterest income	1,367	1,616	4,220	5,252
Noninterest expense
Salaries and benefits	2,988	2,942	9,126	9,630
Occupancy and equipment	730	740	2,238	2,180
ATM expense	530	564	1,658	1,668
Advertising and promotional	272	227	890	639
Professional services	370	505	1,528	1,551
Federal deposit insurance premiums	123	169	372	483
Postage	56	52	160	186
Telephone	198	211	600	658
Loss on equity investment	90	85	226	192
REO foreclosure expenses and sales losses, net	8	29	23	14
Electronic services	155	95	404	306
Other operating expense	425	307	1,292	1,305
Total noninterest expense	5,945	5,926	18,517	18,812
Income before income tax expense	2,112	2,293	6,082	6,206
Income tax expense	856	864	2,337	2,277
Net income	$1,256	$1,429	$3,745	$3,929
Earnings per common share:
Basic	$0.17	$0.18	$0.50	$0.48
Diluted	$0.17	$0.18	$0.50	$0.48
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income	$1,256	$1,429	$3,745	$3,929
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	207	(218)	(30)	12
Postretirement medical benefit costs
Net loss arising during the period	(17)	(25)	(52)	(73)
Reclassification adjustment for net periodic benefit cost and benefits paid	17	25	52	73
Income tax effect	(85)	90	12	(5)
Other comprehensive income (loss), net of tax	122	(128)	(18)	7
Comprehensive income	$1,378	$1,301	$3,727	$3,936
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Unearned ESOP Shares	Total
Balance, July 1, 2012	8,960,366	$90	$92,197	$66,723	$(169)	$(4,693)	$154,148
Net income	—	—	—	3,929	—	—	3,929
Other comprehensive income	—	—	—	—	7	—	7
Dividends declared ($0.24 per share)	—	—	—	(1,990)	—	—	(1,990)
Repurchase of common stock	(700,770)	(7)	(10,492)	—	—	—	(10,499)
Stock options earned	—	—	28	—	—	—	28
Stock options exercised	6,475	—	70	—	—	—	70
Allocation of stock awards	—	—	200	—	—	—	200
Issuance of stock awards	34,154	—	—	—	—	—	—
Forfeiture of stock awards	(7,565)	—	—	—	—	—	—
Allocation of ESOP common stock (31,066 shares allocated)	—	—	152	—	—	311	463
Balance, March 31, 2013	8,292,660	$83	$82,155	$68,662	$(162)	$(4,382)	$146,356

Balance, July 1, 2013	8,121,415	$81	$79,800	$70,326	$(491)	$(4,278)	$145,438
Net income	—	—	—	3,745	—	—	3,745
Other comprehensive income	—	—	—	—	(18)	—	(18)
Dividends declared ($0.24 per share)	—	—	—	(1,796)	—	—	(1,796)
Repurchase of common stock	(693,014)	(6)	(11,154)	—	—	—	(11,160)
Stock options earned	—	—	22	—	—	—	22
Stock options exercised	13,130	—	143	—	—	—	143
Allocation of stock awards	—	—	237	—	—	—	237
Issuance of stock awards	31,249	—	—	—	—	—	—
Forfeiture of stock awards	(1,800)	—	—	—	—	—	—
Allocation of ESOP common stock (31,066 shares allocated)	—	—	182	—	—	310	492
Balance, March 31, 2014	7,470,980	$75	$69,230	$72,275	$(509)	$(3,968)	$137,103
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$3,745	$3,929
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	270	621
Amortization of net premiums on loan purchases	245	333
Amortization of net loan origination costs	213	183
Provision for loan losses	(300)	1,850
Net gain on sale of REO	(4)	(94)
Net gain on sales of loans held for sale	(421)	(1,762)
Loans originated for sale	(19,504)	(66,729)
Proceeds from sales of loans held for sale	21,506	53,431
Decrease in valuation allowance for loans held for sale	(86)	—
Depreciation and amortization	957	790
Amortization of core deposit intangible	—	13
Loss on equity investment	226	192
Increase in cash surrender value of bank-owned life insurance	(329)	(342)
Allocation of ESOP common stock	492	463
Allocation of stock awards	237	200
Stock options earned	22	28
Net change in accrued interest receivable	130	238
Net change in other assets	517	(167)
Net change in accrued expenses and other liabilities	(2,827)	(324)
Net cash provided by (used in) operating activities	5,089	(7,147)
INVESTING ACTIVITIES
Purchase of available-for-sale securities	—	(20,686)
Proceeds from maturities and principal repayments of available-for-sale securities	8,525	15,257
Proceeds from maturities and principal repayments of held-to-maturity securities	103	585
Net change in loans	(33,555)	61,410
Proceeds from sale of real estate owned	329	1,635
Redemption of FHLB stock	—	1,926
Purchases of premises and equipment	(1,060)	(1,004)
Net cash (used in) provided by investing activities	(25,658)	59,123
FINANCING ACTIVITIES
Proceeds from FHLB advances	25,000	—
Repayment of FHLB advances	—	(20,000)
Dividends paid on common stock	(1,796)	(1,990)
Repurchase of common stock	(11,160)	(10,499)
Net change in deposits	(20,047)	(12,884)
Exercise of stock options	143	70
Net cash used in financing activities	(7,860)	(45,303)
Net change in cash and cash equivalents	(28,429)	6,673
Cash and cash equivalents at beginning of period	85,674	66,018
Cash and cash equivalents at end of period	$57,245	$72,691

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$4,781	$6,124
Income taxes paid	2,625	1,950
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$539	$521
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
The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2014. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which simplifies the amortization method an entity uses and modifies the criteria an entity must meet to account for a low-income housing tax credit investment by using ASC 323-740’s measurement and presentation alternative, including the simplified amortization method. This method permits an investment’s performance to be presented net of the related tax benefits as part of income tax expense. For public entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The amendments should be applied retrospectively to all periods presented. The adoption of this guidance is not expected to have a material effect on the Company's results of operations or financial position.

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This ASU amends ASC 310 to clarify when an entity is considered to have obtained physical possession (from an in-substance possession or foreclosure) of a residential real estate property collateralizing a mortgage loan. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Upon physical possession of such real estate property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The amendments in the standard may be adopted using either a modified retrospective transition method or a prospective transition method. The adoption of this guidance is not expected to have a material effect on the Company's results of operations or financial position.
Note 2 – Earnings Per Share
The following table sets forth earnings per share calculations for the three and nine months ended March 31, 2014 and 2013:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Basic
Net income	$1,256	$1,429	$3,745	$3,929
Less: Net income allocated to restricted stock awards	(10)	(10)	(33)	(29)
Net income allocated to common shareholders	$1,246	$1,419	$3,712	$3,900
Weighted average common shares outstanding	7,254,380	7,944,821	7,408,194	8,189,720
Basic earnings per common share	$0.17	$0.18	$0.50	$0.48
Diluted
Net income	$1,256	$1,429	$3,745	$3,929
Less: Net income allocated to restricted stock awards	(10)	(10)	(33)	(29)
Net income allocated to common shareholders	$1,246	$1,419	$3,712	$3,900
Weighted average common shares outstanding	7,254,380	7,944,821	7,408,194	8,189,720
Add: Dilutive effect of stock options	25,445	17,997	22,294	19,199
Average shares and dilutive potential common shares	7,279,825	7,962,818	7,430,488	8,208,919
Diluted earnings per common share	$0.17	$0.18	$0.50	$0.48
The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per share is determined for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock contains rights to non-forfeitable dividends and qualifies as a participating security. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. For the three and nine months ended March 31, 2014, 10,355 and 31,066 ESOP shares were allocated, respectively. 352,076 ESOP shares remained unearned at March 31, 2014 as compared to 393,497 ESOP shares remained unearned at March 31, 2013.
Basic earnings per common share is net income allocated to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For the three and nine months ended March 31, 2014, outstanding stock options to purchase 80,497 shares and 87,691 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. For the three and nine months ended March 31, 2013, outstanding stock options to purchase 104,084 shares and 108,130 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.
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
There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three and nine months ended March 31, 2014 and 2013.
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
Mortgage Servicing Assets: MSAs are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The fair value is determined at a tranche level, based on a valuation model that calculates the present value of estimated future net servicing income. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data such as prepayment speeds, ancillary income, servicing costs, and delinquency rates. The significant assumptions also include discount rate and prepayment speed incorporated into the valuation model that reflect management’s best estimate resulting in a level 3 classification.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2014
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$26,590	$—	$26,590	$—
Collateralized mortgage obligations (residential)	16,765	—	16,765	—
Total available-for-sale securities	$43,355	$—	$43,355	$—
June 30, 2013
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$30,075	$—	$30,075	$—
Collateralized mortgage obligations (residential)	22,105	—	22,105	—
Total available-for-sale securities	$52,180	$—	$52,180	$—
Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2014
MSAs	$15	$—	$—	$15

Assets at June 30, 2013
Impaired Loans
One-to-four family residential	$1,495	$—	$—	$1,495
Loans Held for Sale	$4,496	$—	$4,496	$—
MSAs	$195	$—	$—	$195
At March 31, 2014 and June 30, 2013, no nonfinancial assets and liabilities were measured at fair value on a non-recurring basis.
Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. The fair value of collateral is calculated using an independent third party appraisal. There were no impaired loans measured at fair value at March 31, 2014. Impaired loans measured at fair value had a recorded investment balance of $1.5 million with the valuation allowance of $32,000 at June 30, 2013. At March 31, 2014, the carrying amount of collateral dependent loans were lower than the fair value of the collateral primarily attributable to principal reduction from pay-offs and continuous payments on impaired loans individually evaluated during the nine months ended March 31, 2014.

Impairment of MSAs is determined at the tranche level and recognized through a valuation allowance for each individual grouping, to the extent that fair value is less than the carrying amount. The impairment amount was $7,000 as of March 31, 2014 as compared to $31,000 as of June 30, 2013. There was no impairment provision and a $24,000 impairment recovery recorded during the three and nine months ended March 31, 2014, respectively. This compares to a $63,000 impairment provision recorded during the three and nine months ended March 31, 2013.
The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis as of the dates indicated:

March 31, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
MSAs	$15	Discounted Cash Flow	Discount Rate	8.5%
			Prepayment speed ("CPR")	5.71% to 12.80% (7.37%)

June 30, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
Impaired Loans
One-to-four family residential	$1,495	Sales Comparison Approach	Adjustment for the differences between the comparable sales	-8.7% to 8.5% (-1.45%)
MSAs	195	Discounted Cash Flow	Discount Rate	7.5%
			Prepayment speed ("CPR")	10.21% to 14.70% (12.25%)
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

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows:

	Fair Value Measurements at March 31, 2014 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$8,105	$8,105	$—	$—	$8,105
Federal funds sold	49,140	—	49,140	—	49,140
Securities held-to-maturity	422	—	436	—	436
Federal Home Loan Bank Stock	5,902	N/A	N/A	N/A	N/A
Loans held for sale	3,001	—	3,102	—	3,102
Loans receivable, net	722,566	—	—	744,559	744,559
MSAs	702	—	—	1,001	1,001
Accrued interest receivable - loans	2,232	—	—	2,232	2,232
Accrued interest receivable - investments	77	—	77	—	77
Financial liabilities:
Deposits	634,599	—	638,332	—	638,332
FHLB Advances	85,000	—	85,775	—	85,775

	Fair Value Measurements at June 30, 2013 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$8,864	$8,864	$—	$—	$8,864
Federal funds sold	76,810	—	76,810	—	76,810
Securities held-to-maturity	525	—	541	—	541
Federal Home Loan Bank Stock	5,902	N/A	N/A	N/A	N/A
Loans held for sale	4,496	—	4,496	—	4,496
Loans receivable, net	688,213	—	—	710,219	710,219
MSAs	407	—	—	494	494
Accrued interest receivable - loans	2,344	—	—	2,344	2,344
Accrued interest receivable - investments	93	—	93	—	93
Financial liabilities:
Deposits	654,646	—	660,995	—	660,995
FHLB Advances	60,000	—	61,451	—	61,451

Note 4 – Investments
The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(Dollars in thousands)
March 31, 2014
Mortgage-backed (residential):
Fannie Mae	$7,176	$27	$—	$7,149
Freddie Mac	19,414	1	(663)	20,076
Collateralized mortgage obligations (residential):
Fannie Mae	9,395	19	(8)	9,384
Freddie Mac	7,370	8	(8)	7,370
Total	$43,355	$55	$(679)	$43,979

June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$8,510	$9	$(17)	$8,518
Freddie Mac	21,565	—	(663)	22,228
Collateralized mortgage obligations (residential):
Fannie Mae	13,125	59	(39)	13,105
Freddie Mac	8,980	57	—	8,923
Total	$52,180	$125	$(719)	$52,774
The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
March 31, 2014
Mortgage-backed (residential):
Fannie Mae	$103	$4	$—	$107
Freddie Mac	62	4	—	66
Ginnie Mae	32	1	—	33
Collateralized mortgage obligations (residential):
Fannie Mae	225	5	—	230
Freddie Mac	—	—	—	—
Total	$422	$14	$—	$436

June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$119	$4	$—	$123
Freddie Mac	74	5	—	79
Ginnie Mae	36	2	—	38
Collateralized mortgage obligations (residential):
Fannie Mae	296	5	—	301
Freddie Mac	—	—	—	—
Total	$525	$16	$—	$541

There were no sales of securities during the three and nine months ended March 31, 2014 and March 31, 2013.
All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at March 31, 2014. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. There were no mortgage-backed securities called prior to the maturity date during the three and nine months ended March 31, 2014.
Securities with unrealized losses at March 31, 2014 and June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
March 31, 2014
Description of Securities
Mortgage-backed securities	$1,123	$(4)	$16,672	$(659)	$17,795	$(663)
Collateralized mortgage obligations (residential)	7,018	(9)	1,727	(7)	8,745	(16)
Total temporarily impaired	$8,141	$(13)	$18,399	$(666)	$26,540	$(679)

June 30, 2013
Description of Securities
Mortgage-backed securities	$25,476	$(680)	$—	$—	$25,476	$(680)
Collateralized mortgage obligations (residential)	—	—	2,508	(39)	2,508	(39)
Total temporarily impaired	$25,476	$(680)	$2,508	$(39)	$27,984	$(719)
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
At March 31, 2014, ten debt securities had an aggregate unrealized loss of 2.5% of the Company’s amortized cost basis. At June 30, 2013, ten debt securities had an unrealized loss of 2.6% of the Company’s amortized cost basis. We do not own any non-agency mortgage-backed securities (“MBSs”) or collateralized mortgage obligations (“CMOs”). All MBSs and CMOs were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of March 31, 2014 and June 30, 2013.
At March 31, 2014 and June 30, 2013, there were no investments in any one issuer, other than the U.S. Government and its sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans
The composition of loans consists of the following:

	March 31, 2014	June 30, 2013
	(Dollars in thousands)
Real Estate:
One-to-four family residential	$293,091	$319,631
Multi-family residential	333,679	280,771
Commercial real estate	45,281	55,621
	672,051	656,023
Consumer:
Automobile	41,218	26,711
Home equity	634	682
Other consumer loans, primarily unsecured	13,136	10,917
	54,988	38,310
Total loans	727,039	694,333
Deferred net loan origination costs	271	506
Net premium on purchased loans	267	512
Allowance for loan losses	(5,011)	(5,643)
Loans receivable, net	$722,566	$689,708
Loans held for sale totaled $3.0 million as of March 31, 2014 as compared to $4.5 million as of June 30, 2013. Loans held for sale are recorded at the lower of cost or fair value. Fair value is determined by outstanding commitments from the investor. Proceeds from sales of loans held for sale were $21.5 million and $53.4 million during the nine months ended March 31, 2014 and 2013, resulting in net gain on sales of $421,000 and $1.8 million, respectively.

The following is an analysis of the changes in the allowance for loan losses:

	Allowance for loan losses for the
	Three months ended March 31, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$2,387	$1,062	$1,186	$123	$3	$278	$5,039
Provision for loan losses	172	(94)	(5)	20	—	(93)	—
Recoveries	—	51	—	6	—	2	59
Loans charged-off	—	(61)	—	(11)	—	(15)	(87)
Balance, end of period	$2,559	$958	$1,181	$138	$3	$172	$5,011

	Allowance for loan losses for the
	Three months ended March 31, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$4,625	$826	$1,041	$85	$—	$43	$6,620
Provision for loan losses	144	78	138	(3)	5	38	400
Recoveries	7	—	—	7	—	2	16
Loans charged-off	(470)	(102)	—	(9)	—	(17)	(598)
Balance, end of period	$4,306	$802	$1,179	$80	$5	$66	$6,438

	Allowance for loan losses for the
	Nine Months Ended March 31, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$3,009	$839	$1,654	$83	$4	$54	$5,643
Provision for loan losses	(427)	360	(474)	94	(1)	148	(300)
Recoveries	10	51	1	34	—	5	101
Loans charged-off	(33)	(292)	—	(73)	—	(35)	(433)
Balance, end of period	$2,559	$958	$1,181	$138	$3	$172	$5,011

	Allowance for loan losses for the
	Nine Months Ended March 31, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502
Provision for loan losses	1,598	(391)	575	23	(8)	53	1,850
Recoveries	50	—	—	36	6	6	98
Loans charged-off	(2,034)	(326)	(527)	(41)	(56)	(28)	(3,012)
Balance, end of period	$4,306	$802	$1,179	$80	$5	$66	$6,438

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and June 30, 2013:

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
March 31, 2014	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$955	$—	$55	$—	$—	$—	$1,010
Collectively evaluated for impairment	1,604	958	1,126	138	3	172	4,001
Total ending allowance balance	$2,559	$958	$1,181	$138	$3	$172	$5,011

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$13,767	$4,257	$6,031	$—	$—	$—	$24,055
Collectively evaluated for impairment	279,324	329,422	39,250	41,218	634	13,136	702,984
Total ending loan balance	$293,091	$333,679	$45,281	$41,218	$634	$13,136	$727,039

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
June 30, 2013	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$941	$—	$64	$—	$—	$4	$1,009
Collectively evaluated for impairment	2,068	839	1,590	83	4	50	4,634
Total ending allowance balance	$3,009	$839	$1,654	$83	$4	$54	$5,643

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$14,790	$1,547	$6,136	$—	$—	$4	$22,477
Collectively evaluated for impairment	304,841	279,224	49,485	26,711	682	10,913	671,856
Total ending loan balance	$319,631	$280,771	$55,621	$26,711	$682	$10,917	$694,333

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
The difference between the recorded investment and unpaid principal balance of loans relates to net deferred origination costs, net premiums on purchased loans, charge-offs and interest payments received on impaired loans that are recorded as a reduction of principal. There were no collateral dependent loans measured at fair value with a valuation allowance recorded and $8.6 million impaired loans evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $1.0 million at March 31, 2014. This compares to $1.5 million collateral dependent loans measured at fair value with a valuation allowance of $32,000 and $7.7 million evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $974,000 at June 30, 2013.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2014 and June 30, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2014	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$7,489	$6,352	$—
Multi-family residential	4,634	4,257	—
Commercial real estate	5,734	4,854	—
	17,857	15,463	—
With an allowance recorded:
Real estate loans:
One-to-four family	7,700	7,415	955
Commercial real estate	1,177	1,177	55
	8,877	8,592	1,010
Total	$26,734	$24,055	$1,010

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2013	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$7,909	$6,796	$—
Multi-family residential	1,961	1,547	—
Commercial real estate	5,704	4,940	—
	15,574	13,283	—
With an allowance recorded:
Real estate loans:
One-to-four family	8,227	7,994	941
Commercial real estate	1,196	1,196	64
Other loans:
Other	4	4	4
	9,427	9,194	1,009
Total	$25,001	$22,477	$1,009

The following table presents monthly average of individually impaired loans by class for the three and nine months ended March 31, 2014 and 2013:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Real estate loan:
One-to-four family	$13,455	$17,774	$13,920	$18,560
Multi-family residential	3,222	2,242	2,411	2,277
Commercial real estate	5,876	5,597	5,914	5,109
Other loans:
Home Equity	—	—	—	9
Total	$22,553	$25,613	$22,245	$25,955
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

Foregone interest income, which would have been recorded had the non-accrual loans been current in accordance with their original terms, amounted to $350,000 and $361,000 for the three months ended March 31, 2014 and 2013, respectively, and was not included in the results of operations, of which $200,000 and $240,000, respectively, was collected and applied to the net loan balances. Foregone interest income amounted to $754,000 and $876,000 for the nine months ended March 31, 2014 and 2013, respectively, and was not included in the results of operations, of which $502,000 and $586,000, respectively, was collected and applied to the net loan balances.

The following table presents interest payments recorded as reduction of principal on impaired loans by class:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Real estate loan:
One-to-four family	$113	$113	$305	$305
Multi-family residential	19	28	77	63
Commercial real estate	68	99	120	218
Total	$200	$240	$502	$586
At March 31, 2014 and June 30, 2013, there were no loans past due more than 90 days and still accruing interest.

The following table presents non-accrual loans by class of loans:

	March 31, 2014	June 30, 2013
Non-accrual loans:	(Dollars in thousands)
Real estate loans:
One-to-four family	$6,713	$10,310
Multi-family residential	3,772	1,547
Commercial	3,975	4,045
Other loans:
Automobile	—	14
Other	—	4
Total non-accrual loans	$14,460	$15,920
There were nine one-to-four family residential loans of $3.2 million, two multi-family loans of $802,000, and one commercial real estate loan of $1.1 million on non-accrual status that were performing in accordance with their contractual terms at March 31, 2014.
The following tables present the aging of past due loans by class of loans:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
March 31, 2014	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,101	$648	$804	$3,553	$289,538	$293,091
Multi-family	—	2,970	—	2,970	330,709	333,679
Commercial	410	—	2,492	2,902	42,379	45,281
Other loans:
Automobile	29	—	—	29	41,189	41,218
Home Equity	—	—	—	—	634	634
Other	44	21	—	65	13,071	13,136
Total loans	$2,584	$3,639	$3,296	$9,519	$717,520	$727,039

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
June 30, 2013	(Dollars in thousands)
Real estate loans:
One-to-four family	$389	$970	$1,751	$3,110	$316,521	$319,631
Multi-family	—	198	—	198	280,573	280,771
Commercial	—	2,545	—	2,545	53,076	55,621
Other loans:
Automobile	32	—	14	46	26,665	26,711
Home Equity	143	—	—	143	539	682
Other	20	2	4	26	10,891	10,917
Total loans	$584	$3,715	$1,769	$6,068	$688,265	$694,333

Troubled Debt Restructurings:
Troubled debt restructurings totaled $15.1 million and $15.7 million at March 31, 2014 and June 30, 2013, respectively. Troubled debt restructurings of $5.5 million and $9.1 million are included in the non-accrual loans at March 31, 2014 and June 30, 2013. The Bank has allocated $87,000 and $393,000 of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings and were on non-accrual status as of March 31, 2014 and June 30, 2013, respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the timely payment will continue. During the nine months ended March 31, 2014, nine troubled debt restructurings with an aggregate outstanding balance of $3.1 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to ten troubled debt restructurings with an aggregate outstanding balance of $4.1 million that were returned to accrual status during the same period last year. There were no further commitments to customers whose loans were troubled debt restructurings at March 31, 2014 and June 30, 2013.
During the three and nine months ended March 31, 2014, there were no new loans that were modified as troubled debt restructurings. This compares to three one-to-four family residential loans with an aggregate outstanding balance of $676,000 whose terms were modified as troubled debt restructurings during the three months ended March 31, 2013 and five one-to-four family loans with an aggregate outstanding balance of $1.6 million and one commercial real estate loan with an outstanding balance of $21,000 whose terms were modified as troubled debt restructurings during the nine months ended March 31, 2013. The modification of the terms involved a reduction of the stated interest rates of the loans for periods ranging from 24 months to maturity for one-four family residential loans and an extension of the maturity date for the commercial real estate loan. There was no modification of terms involving a permanent reduction of the recorded investment in the loans during the nine months ended March 31, 2014 and 2013.
At March 31, 2014, there were no loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default. At March 31, 2013, there were two one-to-four family residential loans, with an aggregate outstanding balance of $755,000, modified as troubled debt restructuring within the previous 12 months for which there was a payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The terms of certain other loans were modified during the three and nine months ended March 31, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. During the three and nine months ended March 31, 2014, four loans in the amount of $1.4 million and twenty loans in the amount of $6.8 million were modified and not accounted for as troubled debt restructurings. During the three and nine months ended March 31, 2013, ten loans in the amount of $6.1 million and fifty-six loans in the amount of $28.6 million were modified and not accounted for as troubled debt restructurings.The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.
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

Substandard. Loans that are 90 days or more past due are generally classified as substandard. A loan is also considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
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
As of March 31, 2014 and June 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss
March 31, 2014	(Dollars in thousands)
Real estate loans:
One-to-four family	$275,015	$10,296	$7,780	$—	$—
Multi-family	325,482	3,977	4,220	—	—
Commercial	33,961	2,983	8,337	—	—
Other loans:
Automobile	41,061	77	78	2	—
Home equity	634	—	—	—	—
Other	13,107	15	1	13	—
Total loans	$689,260	$17,348	$20,416	$15	$—

	Pass	Special Mention	Substandard	Doubtful	Loss
June 30, 2013	(Dollars in thousands)
Real estate loans:
One-to-four family	$296,434	$10,973	$12,224	$—	$—
Multi-family	275,143	3,094	2,534	—	—
Commercial	43,246	3,895	8,480	—	—
Other loans:
Automobile	26,454	102	137	18	—
Home equity	682	—	—	—	—
Other	10,848	36	23	6	4
Total loans	$652,807	$18,100	$23,398	$24	$4

Note 6 - Real Estate Owned
Changes in real estate owned are summarized as follows:

	Nine months ended
	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Beginning of period	$—	$1,280
Transfers in	539	521
Capitalized expenditures	70	4
Sales	(325)	(1,541)
End of period	$284	$264
Net expenses related to foreclosed assets are as follows and are included in net operating expense:

	Nine months ended
	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Net gain on sales	$4	$94
Net operating expense	(27)	(108)
Total	$(23)	$(14)
The Company has no valuation allowance or activity in the valuation allowance account during the nine months ended March 31, 2014 and 2013.
Note 7 – Federal Home Loan Bank Advances
FHLB advances were $85.0 million and $60.0 million at March 31, 2014 and June 30, 2013, respectively. At March 31, 2014, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.82% to 2.43% with a weighted average stated rate of 1.57%. At June 30, 2013, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 2.43% with a weighted average stated rate of 1.64%.
The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows:

	March 31, 2014	June 30, 2013
Fiscal Year of Maturity	(Dollars in thousands)
2014	$—	$—
2015	20,000	20,000
2016	—	—
2017	25,000	20,000
2018	10,000	—
Thereafter	30,000	20,000
Total	$85,000	$60,000
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

The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$(502)	$(129)	$(631)
Other comprehensive income (loss) before reclassifications	207	(17)	190
Amounts reclassified from accumulated other comprehensive income	—	17	17
Tax effect of current period changes	(85)	—	(85)
Net current period other comprehensive income	122	—	122
Balance at end of period	$(380)	$(129)	$(509)

	Three Months Ended March 31, 2013
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$218	$(252)	$(34)
Other comprehensive loss before reclassifications	(218)	(25)	(243)
Amounts reclassified from accumulated other comprehensive income	—	25	25
Tax effect of current period changes	90	—	90
Net current period other comprehensive loss	(128)	—	(128)
Balance at end of period	$90	$(252)	$(162)

	Nine Months Ended March 31, 2014
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$(362)	$(129)	$(491)
Other comprehensive loss before reclassifications	(30)	(52)	(82)
Amounts reclassified from accumulated other comprehensive income	—	52	52
Tax effect of current period changes	12	—	12
Net current period other comprehensive loss	(18)	—	(18)
Balance at end of period	$(380)	$(129)	$(509)

	Nine Months Ended March 31, 2013
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$83	$(252)	$(169)
Other comprehensive income (loss) before reclassifications	12	(73)	(61)
Amounts reclassified from accumulated other comprehensive income	—	73	73
Tax effect of current period changes	(5)	—	(5)
Net current period other comprehensive income	7	—	7
Balance at end of period	$90	$(252)	$(162)

Note 9 – Repurchase of Common Stock
On February 27, 2014, the Company announced that its Board of Directors authorized the sixth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 374,393 shares. Since November 2011, the Company has repurchased 2,210,681 shares under stock repurchase programs. The shares were repurchased at prices ranging from $12.00 to $17.90 per share with a weighted average cost of $14.92 per share. At March 31, 2014, there were 342,163 shares remaining to be repurchased under the sixth authorized stock repurchase program.

For the three months ended March 31, 2014, the Company repurchased 309,035 shares at an aggregate cost of $5.2 million, including commissions. The shares were repurchased at prices between $16.15 and $17.90 per share with a weighted average cost of $16.81 per share. For the nine months ended March 31, 2014, the Company repurchased 693,014 shares at an aggregate cost of $11.2 million, including commissions. The shares were repurchased at prices between $14.75 and $17.90 per share with a weighted average cost of $16.10.

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
Market Area
Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. There have been positive developments in current economic conditions since the end of the recession. Improving financial conditions, increasing credit availability, accommodative monetary policy, and healthier labor and housing markets all support the economic growth in our market area. According to the Beige Book published by the Federal Reserve in February 2014, economic activity continued to expand from January to early February 2014. In the Twelfth Federal Reserve District (San Francisco), activity in residential and commercial real estate markets continued to expand. Home prices climbed further relative to the prior reporting period in our market area of California, although at a slower pace; however, the pace of home sales was still below historical averages in many areas. Occupancy rates for commercial real estate trended up in some areas, and increasing permit activity and sales of empty lots suggest that commercial construction may pick up further. Loan demand increased overall. However, lenders continue to face margin compression due to the low interest rate environment, ample liquidity and generally stiff competition over well-qualified borrowers. Some financial institutions relaxed underwriting standards in an effort to win new business or maintain existing business relationships. Future growth opportunities will be influenced by the stability of the nation and the regional economy and other trends within California, including unemployment rates and housing market conditions.
Both California and national unemployment rates remain high by historic standards. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California decreased slightly from 8.5% in June 2013 to 8.1% in March 2014. This compares to the national unemployment rate which trended down from 7.6% in June 2013 to 6.7% in March 2014.
Comparison of Financial Condition at March 31, 2014 and June 30, 2013.
Assets. Total assets declined $6.2 million, 0.7%, to $861.2 million at March 31, 2014 from $867.4 million at June 30, 2013 due primarily to a decrease in cash and cash equivalents and securities available-for-sale, partially offset by an increase in gross loans receivable.
Cash and cash equivalents decreased by $28.4 million, or 33.2%, to $57.2 million at March 31, 2014 from $85.7 million at June 30, 2013. The decrease was primarily due to cash deployed to fund the net growth in loans receivable.
Securities available-for-sale decreased by $8.8 million, or 16.9%, to $43.4 million at March 31, 2014 from $52.2 million at June 30, 2013 due to maturities, principal repayments and amortization.
Gross loans receivable increased by $32.7 million, or 4.7%, to $727.0 million at March 31, 2014 from $694.3 million at June 30, 2013. The increase was primarily attributable to organic loan growth in multi-family residential loans and consumer loans, offset in part by principal repayments and payoffs in addition to the sale of newly originated conforming fixed rate one-to-four family residential loans in the secondary market. Multi-family loans increased $52.9 million, or 18.8%, to $333.7 million at March 31, 2014 from $280.8 million at June 30, 2013 due to $99.7 million in loan originations during the nine months ended March 31, 2014 as our emphasis remains on growing this portfolio segment. Commercial real estate loans decreased $10.3 million, or 18.6%, to $45.3 million at March 31, 2014 from $55.6 million at June 30, 2013 due to principal prepayments and payoffs as there have been no new commercial real estate loan originations during the nine months ended March 31, 2014. One-to-four family residential real estate loans decreased $26.5 million, or 8.3%, to $293.1 million at March 31, 2014 from $319.6 million at June 30, 2013 due primarily to principal prepayments and payoffs and sales of newly originated conforming fixed rate loans held for sale in the secondary market. Consumer loans at March 31, 2014 which were comprised primarily of automobile loans totaling $41.2 million and unsecured loans totaling $8.7 million increased $16.7 million, or 43.5%, to $55.0 million at March 31, 2014 from $38.3 million at June 30, 2013 due to $25.4 million and $10.7 million in automobile and unsecured loan originations, respectively, during the nine months ended March 31, 2014. The increase in consumer loans was primarily due to reintroduction of auto buying service, the successful launch of a consumer loan origination system in fiscal 2013, and implementation of the consumer loan sales team in fiscal 2014 which enabled the Company to provide customers with a simple shopping experience, originate consumer loans and generate an instant credit decision at the point of sale. In addition, through continued leveraging of retail delivery staff, building on brand recognition and consistent marketing of our competitive loan products, it is anticipated that our consumer loan portfolio will continue to grow.
The allowance for loan losses decreased by $632,000, or 11.2%, to $5.0 million at March 31, 2014 from $5.6 million at June 30, 2013 due primarily to a decrease in net charge-offs as well as improved asset quality of the loan portfolio as evidenced by a lower level of criticized, classified and non-accrual loans, and a decline in the historical loss factors. Non-performing assets decreased to $14.7 million, or 1.72% of total assets at March 31, 2014 as compared to $16.0 million, or 1.84% of total assets at June 30, 2013.
Deposits. Total deposits decreased $20.0 million, or 3.1%, to $634.6 million at March 31, 2014 from $654.6 million at June 30, 2013. The decline was comprised of a $18.8 million decrease in interest-bearing deposits and a $1.2 million decrease in non-interest bearing demand deposits.
The decrease in interest bearing deposits consisted of a $28.2 million, or 10.1%, decrease in certificates of deposit from $280.1 million at June 30, 2013 to $251.9 million at March 31, 2014, and a $2.4 million, or 1.8%, decrease in savings accounts from $134.9 million at June 30, 2013 to $132.4 million at March 31, 2014. These decreases were partially offset by a $6.5 million, or 44.8%, increase in interest-bearing checking from $14.5 million at June 30, 2013 to $20.9 million at March 31, 2014 and a $5.3 million, or 3.3%, increase in money market accounts from $159.6 million at June 30, 2013 to $164.9 million at March 31, 2014. The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields at other financial institutions as accounts repriced to lower offering rates. Savings accounts decreased primarily due to the seasonality of holiday club savings as well as the discontinuation of certain savings products which traditionally had higher offering rates. Interest-bearing checking balances increased due primarily to the timing of customer annual bonus payment deposits and tax refunds. The growth in money market balances was attributable to customers preferring the short-term flexibility of non-certificate accounts in a low interest rate environment. Non-interest bearing demand deposits decreased $1.2 million, or 1.8%, from $65.7 million at June 30, 2013 to $64.5 million at March 31, 2014. The decline in non-interest bearing demand deposits was primarily a result of the timing of customer payroll deposits as compared to June 30, 2013.
Borrowings. FHLB advances increased to $85.0 million at March 31, 2014 as compared to $60.0 million at June 30, 2013. The weighted average cost of FHLB advances was 1.57% at March 31, 2014 as compared to 1.64% at June 30, 2013. During the nine months ended March 31, 2014, the Bank borrowed $25.0 million in FHLB advances at a weighted average cost of 1.38%. The increase in borrowings has allowed the Bank to manage its liquidity position and improve its interest rate risk position by locking in lower cost longer term funding.
Stockholders’ Equity. Total stockholders’ equity, represented 15.9% of total assets and decreased to $137.1 million at March 31, 2014 from $145.4 million at June 30, 2013. The decrease in stockholders’ equity was primarily attributable to shares repurchased at an aggregate cost of $11.2 million during the nine months ended March 31, 2014 pursuant to the stock repurchase programs previously announced as well as cash dividends paid of $1.8 million, partially offset by net income of $3.7 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth certain information for the three months ended March 31, 2014 and 2013, respectively.

	For the three months ended March 31,
	2014 (1)			2013 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$719,733	$7,954	4.42%	$718,186	$8,559	4.77%
Securities(3)	44,833	173	1.54	61,679	165	1.07
Federal funds sold	46,103	28	0.24	55,696	34	0.24
Federal Home Loan Bank stock	5,962	105	7.04	7,211	44	2.44
Total interest-earning assets	816,631	8,260	4.05	842,772	8,802	4.18
Noninterest earning assets	37,055			36,688
Total assets	$853,686			$879,460
INTEREST-BEARING LIABILITIES
Interest-bearing checking	$16,883	$14	0.33%	$13,673	$2	0.06%
Money market	164,286	93	0.23	163,322	90	0.22
Savings deposits	127,423	40	0.13	131,611	29	0.09
Certificates of deposit	254,195	1,094	1.72	294,638	1,435	1.95
Borrowings	85,000	329	1.55	60,000	243	1.62
Total interest-bearing liabilities	647,787	1,570	0.97	663,244	1,799	1.08
Noninterest bearing liabilities	66,877			68,486
Total liabilities	714,664			731,730
Equity	139,022			147,730
Total liabilities and equity	$853,686			$879,460
Net interest/spread		$6,690	3.08%		$7,003	3.09%
Margin(4)			3.28%			3.32%
Ratio of interest-earning assets to interest bearing liabilities	126.06%			127.07%
 _____________________________

(1)	Yields earned and rates paid have been annualized.

(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.

(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.

(4)	Net interest income divided by interest-earning assets.

The following table sets forth certain information for the nine months ended March 31, 2014 and 2013, respectively.

	For the nine months ended March 31,
	2014 (1)			2013 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$714,543	$23,989	4.48%	$737,855	$27,171	4.91%
Securities(3)	47,567	519	1.45	55,948	334	0.80
Federal funds sold	45,414	78	0.23	64,121	115	0.24
Federal Home Loan Bank stock	5,962	269	6.02	7,785	112	1.92
Total interest-earning assets	813,486	24,855	4.07	865,709	27,732	4.27
Noninterest earning assets	37,635			37,406
Total assets	$851,121			$903,115
INTEREST-BEARING LIABILITIES
Interest-bearing checking	$15,354	$20	0.17%	$11,515	$5	0.06%
Money market	162,565	280	0.23	162,773	322	0.26
Savings deposits	130,299	100	0.10	135,456	129	0.13
Certificates of deposit	261,606	3,512	1.79	300,931	4,520	2.00
Borrowings	72,500	864	1.59	72,000	1,140	2.11
Total interest-bearing liabilities	642,324	4,776	0.99	682,675	6,116	1.19
Noninterest bearing liabilities	66,875			69,788
Total liabilities	709,199			752,463
Equity	141,922			150,652
Total liabilities and equity	$851,121			$903,115
Net interest/spread		$20,079	3.08%		$21,616	3.08%
Margin(4)			3.29%			3.33%
Ratio of interest-earning assets to interest bearing liabilities	126.65%			126.81%
 _____________________________

(1)	Yields earned and rates paid have been annualized.

(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.

(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.

(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013.
General. Net income for the three months ended March 31, 2014 was $1.3 million, a decrease of $173,000, or 12.1%, as compared to net income of $1.4 million for the three months ended March 31, 2013. Earnings per basic and diluted common share were $0.17 for the three months ended March 31, 2014, compared to $0.18 for the three months ended March 31, 2013. The decrease in net income was due primarily to decreases in net interest income and noninterest income, partially offset by a decrease in provision for loan losses.
Interest Income. Interest income decreased $542,000, or 6.2%, to $8.3 million for the three months ended March 31, 2014 from $8.8 million for the three months ended March 31, 2013. The decline in interest income was primarily due to decreases in interest and fees on loans.
Interest and fees on loans decreased $605,000, or 7.1%, to $8.0 million for the three months ended March 31, 2014 from $8.6 million for the three months ended March 31, 2013. The primary reason for the decrease was a decline of 35 basis points in the average yield on loans from 4.77% for the three months ended March 31, 2013 to 4.42% for the three months ended March 31, 2014. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and payoffs of higher yielding seasoned loans during the current period as a result of the low interest rate environment.
Interest Expense. Interest expense decreased $229,000, or 12.7% to $1.6 million for the three months ended March 31, 2014 from $1.8 million for the three months ended March 31, 2013. The decline reflected a reduction in the average cost of funds on deposits and borrowings as a result of continuing low interest rates as well as a lower average balance of deposits, offset by a higher average balance of borrowings during the three months ended March 31, 2014.
Interest expense on deposits decreased $315,000, or 20.2% to $1.2 million during the three months ended March 31, 2014 as compared to $1.6 million for the same period last year. The primary reason for the decrease was a 15 basis point decline in the average cost of deposits from 1.03% for the three months ended March 31, 2013 to 0.88% for the three months ended March 31, 2014 due to the downward repricing of deposits in the low interest rate environment as well as a decrease of $40.5 million in the average balance of deposits to $562.8 million for the three months ended March 31, 2014 from $603.2 million for the three months ended March 31, 2013. The decrease in the average balance of deposits was a result of a decrease in certificates of deposit due to non-relationship customers seeking higher yields at other financial institutions as accounts reprice to lower interest rates.
Interest expense on borrowings increased $86,000 or 35.4% to $329,000 during the three months ended March 31, 2014 as compared to $243,000 for the same period last year. The increase was primarily attributable to a higher average balance of borrowings resulting from a $25.0 million increase in FHLB advances during the second quarter of 2014 at a weighted average cost of 1.38%, partially offset by a 7 basis point decrease in the average cost of borrowings from 1.62% for the three months ended March 31, 2013 to 1.55% for the three months ended March 31, 2014.
Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2014 as compared to a $400,000 provision for loan losses for the same period last year. The decline in the provision during the current period was primarily a result of a decline in net charge-offs and overall historical loss factors on multi-family and unsecured loans collectively evaluated for impairment. Annualized net charge-offs decreased to 0.02% of average outstanding loans for the three months ended March 31, 2014 as compared to 0.33% of average outstanding loans for the same period last year. Non-performing assets decreased to $14.7 million, or 1.72% of total assets at March 31, 2014 as compared to $16.0 million, or 1.84% of total assets at June 30, 2013 and $19.6 million, or 2.66% of total assets at March 31, 2013. Delinquent loans 60 days or more past due were $6.9 million or 0.95% of total loans at March 31, 2014 as compared to $5.5 million, or 0.79% of total loans at June 30, 2013 and $6.9 million or 0.98% of total loans at March 31, 2013. The increase in delinquent loans at March 31, 2014 as compared to June 30, 2013 was primarily attributable to the addition of one impaired multi-family residential loan of $3.0 million that is being vigorously pursued by management. Loans 30 to 59 days delinquent increased to $2.6 million or 0.36% of total loans at March 31, 2014, as compared to $584,000, or 0.08% of total loans at June 30, 2013 and $773,000, or 0.11% of total loans at March 31, 2013. Loans 30 to 59 days delinquent were either criticized or classified assets. Some loans 30 to 59 days delinquent were individually evaluated for impairment and others were collectively evaluated for impairment with additional qualitative adjustments factored in due to loan classification.
Although there was no net provision for loan losses recorded, it was comprised of a $172,000 provision on one-to-four family loans, a $94,000 reduction in provision on multi-family loans, a $5,000 reduction in provision on commercial real estate loans, a $20,000 provision on automobile loans, and a $93,000 reduction in provision on other loans. The increase in provision on one-to-four family residential loans was primarily due to an increase in the historical loss factor on criticized one-to-four family loans collectively evaluated for impairment. The decrease in provision on multi-family loans was primarily due to a lower level of classified multi-family loans and a decline in the overall historical loss factors on multi-family loans collectively evaluated for impairment. The increase in provision on automobile loans was primarily caused by an increase in the balance of automobile loans collectively evaluated for impairment. The decline in provision on other loans was primarily attributable to a decrease in loss factors and the balance of unsecured loans collectively evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.
Noninterest Income. Our noninterest income decreased $249,000, or 15.4%, to $1.4 million for the three months ended March 31, 2014 as compared to $1.6 million for the three months ended March 31, 2013 due primarily to a decline in gains on one-to-four family residential mortgage loans sold, partially offset by an increase in service charges and fees.
Net gain on sales of loans decreased $344,000, or 79.1%, to $91,000 for the three months ended March 31, 2014 as compared to $435,000 for the same period last year, reflecting the impact of lower loan sale volume as a result of the increase in interest rates since June 2013.
Service charges and fees increased $170,000, or 49.1%, to $516,000, for the three months ended March 31, 2014 as compared to $346,000 for the same period last year, primarily attributable to higher mortgage loan servicing fee income as well as higher service charge income on non-interest bearing demand deposits during the three months ended March 31, 2014. Management periodically reviews service charge rates to compensate for services provided while still maintaining a competitive position.
Noninterest Expense. Our noninterest expense increased slightly by $19,000, or 0.3%, to $5.9 million for the three months ended March 31, 2014 primarily due to increases in electronic services expenses and advertising and promotional expenses, offset by a decline in federal deposit insurance premiums.
Electronics services expenses increased $60,000, or 63.2%, to $155,000 for the three months ended March 31, 2014 as compared to $95,000 for the same period last year. The increase was due primarily to higher maintenance and support costs in relation to on-line and mobile banking services due to increased number of users and transaction volume.
Advertising and promotional expenses increased $45,000, or 19.8%, to $272,000 for the three months ended March 31, 2014 as compared to $227,000 for the same period last year. The increase was primarily due to expenses incurred related to continuing branding and marketing campaign efforts.
Federal deposit insurance premiums decreased $46,000, or 27.2%, to $123,000 for the three months ended March 31, 2014 as compared to $169,000 for the same period last year resulting from a decrease in average consolidated total assets.
Income Tax Expense. Income tax expense decreased $8,000, or 0.9% to $856,000 for the three months ended March 31, 2014 as compared to $864,000 for the three months ended March 31, 2013. The effective tax rates were 40.5% and 37.7% for the three months ended March 31, 2014 and 2013, respectively. This higher effective tax rate for the three months ended March 31, 2014 as compared to the same period last year was primarily the result of the termination of the California enterprise zone tax deduction as well as the expiration of California affordable housing tax credits effective January 2014.
Comparison of Results of Operations for the Nine Months Ended March 31, 2014 and March 31, 2013.
General. Net income for the nine months ended March 31, 2014 was $3.7 million, a decrease of $184,000 as compared to the $3.9 million for the nine months ended March 31, 2013. Earnings per basic and diluted common share were $0.50 for the nine months ended March 31, 2014, compared to $0.48 for the nine months ended March 31, 2013. The decrease in net income was due primarily to decreases in net interest income and noninterest income offset by a decrease in provision for loan losses and noninterest expense.
Interest Income. Interest income decreased $2.9 million, or 10.4%, to $24.9 million for the nine months ended March 31, 2014 from $27.7 million for the nine months ended March 31, 2013. The decline in interest income was primarily due to decreases in interest and fees on loans.
Interest and fees on loans decreased $3.2 million, or 11.7%, to $24.0 million for the nine months ended March 31, 2014 from $27.2 million for the nine months ended March 31, 2013. The primary reason for the decrease was a decline of 43 basis points in the average yield on loans from 4.91% for the nine months ended March 31, 2013 to 4.48% for the nine months ended March 31, 2014 and a decrease of $23.3 million in the average balance of loans receivable to $714.5 million for the nine months ended March 31, 2014 from $737.9 million for the nine months ended March 31, 2013. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and payoffs of higher yielding seasoned loans during the period as a result of the low interest rate environment. The decrease in the average loan receivable balance was attributable to loan principal repayments, sales and payoffs exceeding new loan originations.
Interest Expense. Interest expense decreased $1.3 million, or 21.9% to $4.8 million for the nine months ended March 31, 2014 from $6.1 million for the nine months ended March 31, 2013. The decline reflected a reduction in the average cost of funds on deposits and borrowings as a result of continuing low interest rates during the nine months ended March 31, 2014.
Interest expense on deposits decreased $1.1 million, or 21.4% to $3.9 million during the nine months ended March 31, 2014 as compared to $5.0 million for the same period last year. The primary reason for the decrease was a 26 basis point decline in the average cost of deposits from 1.63% for the nine months ended March 31, 2013 to 1.37% for the nine months ended March 31, 2014 due to the downward repricing of deposits in the low interest rate environment as well as a decrease of $40.9 million in the average balance of deposits to $569.8 million for the nine months ended March 31, 2014 from $610.7 million for the nine months ended March 31, 2013. The decrease in the average balance of deposits was a result of a decrease in certificates of deposit due to non-relationship customers seeking higher yields at other financial institutions as accounts reprice to lower interest rates.
Interest expense on borrowings decreased $276,000, or 24.2% to $864,000 during the nine months ended March 31, 2014 as compared to $1.1 million for the same period last year. The decline was primarily attributable to a 52 basis point decrease in the average cost of borrowings from 2.11% for the nine months ended March 31, 2013 to 1.59% for the nine months ended March 31, 2014 as a result of the maturity of higher costing borrowings which were replaced by lower costing advances.
Provision (credit) for Loan Losses. Provision for loan losses reversal of $300,000 was recorded for the nine months ended March 31, 2014 as compared to a $1.9 million provision for loan losses for the same period last year. The decline in the provision during the current period was primarily a result of a decline in net charge-offs and historical loss factors on real estate loans collectively evaluated for impairment. Annualized net charge-offs decreased to 0.06% of average outstanding loans for the nine months ended March 31, 2014 as compared to 0.53% of average outstanding loans for the same period last year. Non-performing assets decreased to $14.7 million, or 1.72% of total assets at March 31, 2014 as compared to $16.0 million, or 1.84% of total assets at June 30, 2013 and $19.6 million, or 2.66% of total assets at March 31, 2013. Delinquent loans 60 days or more past due were $6.9 million or 0.95% of total loans at March 31, 2014 as compared to $5.5 million, or 0.79% of total loans at June 30, 2013 and $6.9 million or 0.98% of total loans at March 31, 2013. The increase in delinquent loans at March 31, 2014 as compared to June 30, 2013 was primarily attributable to the addition of one impaired multi-family residential loan of $3.0 million that is being vigorously pursued by management. Loans 30 to 59 days delinquent increased to $2.6 million or 0.36% of total loans at March 31, 2014, as compared to $584,000, or 0.08% of total loans at June 30, 2013 and $773,000, or 0.11% of total loans at March 31, 2013. Loans 30 to 59 days delinquent were either criticized or classified assets. Some loans 30 to 59 days delinquent were individually evaluated for impairment and others were collectively evaluated for impairment with additional qualitative adjustments factored in due to loan classification.
The reversal of provision for loan losses of $300,000 was comprised of a $427,000 reduction in provision on one-to-four family loans, a $360,000 provision on multi-family residential loans, a $474,000 reduction in provision on commercial real estate loans, a $94,000 provision on automobile loans, a $1,000 reduction in provision on home equity loans and a $148,000 provision on other loans. The decrease in provision on one-to-four family loans was primarily due to a decline in the overall historical loss factors on one-to-four family residential loans collectively evaluated for impairment and a decrease in the one-to-four family residential loan balance collectively evaluated for impairment. The increase in provision on multi-family loans was primarily due to an increase in the balance of multi-family loans collectively evaluated for impairment partially offset by a decline in the overall historical loss factors on loans collectively evaluated for impairment. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical loss factors and a reduction in the balance of commercial real estate loans collectively evaluated for impairment. The increase in provision on automobile loans and other loans was primarily caused by increases in loss factors and the balance of automobile loans and unsecured loans collectively evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.
Noninterest Income. Our noninterest income decreased $1.0 million, or 19.6%, to $4.2 million for the nine months ended March 31, 2014 as compared to $5.3 million for the nine months ended March 31, 2013 due primarily to a decline in gains on one-to-four family residential mortgage loans sold, partially offset by an increase in service charges and fees.
Net gain on sales of loans decreased $1.3 million, or 76.1%, to $421,000 for the nine months ended March 31, 2014 as compared to $1.8 million for the same period last year, reflecting the impact of lower loan sale volume as a result of the increase in interest rates since June 2013.

Service charges and fees increased $309,000, or 25.9%, to $1.5 million, for the nine months ended March 31, 2014 as compared to $1.2 million for the same period last year, primarily attributable to higher mortgage loan servicing fee income as well as higher service charge income on non-interest bearing demand deposits during the nine months ended March 31, 2014. Management periodically reviews service charge rates to compensate for services provided while still maintaining a competitive position.
Noninterest Expense. Our noninterest expense decreased $295,000, or 1.6%, to $18.5 million for the nine months ended March 31, 2014 as compared to $18.8 million for the nine months ended March 31, 2013 primarily due to decreases in salaries and benefits expense and in federal deposit insurance premiums, partially offset by increases in advertising and promotional expenses and electronic services expenses.
Salaries and benefits expense decreased $504,000, or 5.2%, to $9.1 million for the nine months ended March 31, 2014 as compared to $9.6 million for the same period last year. The decrease in salaries and benefits expense was due primarily to a lump sum severance payment to a former executive during the quarter ended December 31, 2012.
Federal deposit insurance premiums decreased $111,000, or 23.0%, to $372,000 for the nine months ended March 31, 2014 as compared to $483,000 for the same period last year resulting from a decrease in average consolidated total assets.
Advertising and promotional expenses increased $251,000, or 39.3%, to $890,000 for the nine months ended March 31, 2014 as compared to $639,000 for the same period last year. The increase was primarily due to expenses incurred related to continuing branding and marketing campaign efforts.
Electronics services expenses increased $98,000, or 32.0%, to $404,000 for the nine months ended March 31, 2014 as compared to $306,000 for the same period last year. The increase was due primarily to higher maintenance and support costs in relation to on-line and mobile banking services due to increased number of users and transaction volume.
Income Tax Expense. Income tax expense was $2.3 million for the nine months ended March 31, 2014 and 2013. The effective tax rates were 38.4% and 36.7% for the nine months ended March 31, 2014 and 2013, respectively. The higher effective tax rate for the nine months ended March 31, 2014 as compared to the same period last year was primarily the result of the termination of the California enterprise zone tax deductions as well as the expiration of California affordable housing tax credits effective January 2014.
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

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of
March 31, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
County	(Dollars in thousands)
Los Angeles	$126,069	$287,539	$18,804	$432,412	64.34%
Orange	40,019	14,462	12,237	66,718	9.93
San Diego	20,331	9,934	2,492	32,757	4.87
San Bernardino	21,901	9,757	3,277	34,935	5.20
Riverside	14,403	2,654	5,848	22,905	3.41
Santa Clara	15,742	487	—	16,229	2.42
Alameda	13,413	3,894	441	17,748	2.64
Other	41,213	4,952	2,182	48,347	7.19
Total	$293,091	$333,679	$45,281	$672,051	100.00%

Real Estate Loans by County as of
June 30, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
County	(Dollars in thousands)
Los Angeles	$131,290	$232,353	$27,124	$390,767	59.56%
Orange	47,146	17,646	13,489	78,281	11.93
San Diego	23,457	11,760	2,545	37,762	5.76
San Bernardino	20,404	10,288	3,333	34,025	5.19
Riverside	15,060	3,125	6,151	24,336	3.71
Santa Clara	17,471	501	—	17,972	2.74
Alameda	13,814	25	447	14,286	2.18
Other	50,989	5,073	2,532	58,594	8.93
Total	$319,631	$280,771	$55,621	$656,023	100.00%

Non-accrual Real Estate Loans By County as of
March 31, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
County	(Dollars in thousands)
Los Angeles	$3,168	$2,970	$1,483	$7,621	1.76%
San Diego	674	—	2,492	3,166	9.67
San Bernardino	950	670	—	1,620	4.64
Riverside	282	132	—	414	1.81
Santa Clara	1,639	—	—	1,639	10.10
Total	$6,713	$3,772	$3,975	$14,460	2.68

Non-accrual Real Estate Loans by County as of
June 30, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
County	(Dollars in thousands)
Los Angeles	$4,407	$—	$1,179	$5,586	1.43%
Orange	785	—	—	785	1.00
San Diego	724	511	2,545	3,780	10.01
San Bernardino	1,929	717	—	2,646	7.78
Riverside	305	319	—	624	2.56
Santa Clara	1,763	—	—	1,763	9.81
Alameda	397	—	—	397	2.78
Other	—	—	321	321	0.54
Total	$10,310	$1,547	$4,045	$15,902	2.42

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At March 31, 2014
Real estate loans:
One-to-four family	3	$648	2	$804	5	$1,452
Multi-family	1	2,970	—	—	1	2,970
Commercial	—	—	1	2,492	1	2,492
Other loans:
Other	8	21	—	—	8	21
Total loans	12	$3,639	3	$3,296	15	$6,935

At June 30, 2013
Real estate loans:
One-to-four family	3	$970	5	$1,751	8	$2,721
Multi-family	1	198	—	—	1	198
Commercial	1	2,545	—	—	1	2,545
Other loans:
Automobile	—	—	1	14	1	14
Other	1	2	2	4	3	6
Total loans	6	$3,715	8	$1,769	14	$5,484
Delinquent loans 60 days or more past due totaled $6.9 million or 0.95% of total loans at March 31, 2014 as compared to $5.5 million or 0.79% of total loans at June 30, 2013. Delinquent multi-family loans of $3.0 million at March 31, 2014 increased from $198,000 at June 30, 2013 due primarily to the addition of one impaired multi-family residential loan of $3.0 million that is being vigorously pursued by management. Delinquent one-to-four family residential loans decreased to $1.5 million at March 31, 2014 from $2.7 million at June 30, 2013. Delinquent commercial real estate loans of $2.5 million at March 31, 2014 remained the same as the balances at June 30, 2013. In addition, there were two one-to-four family residential loans totaling $804,000 and one commercial real estate loan of $2.5 million that were over 90 days delinquent at March 31, 2014 and in the process of foreclosure.
Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. All loans past due 90 days or more are classified as non-accrual. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrual loans are recorded as a reduction of principal. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. At March 31, 2014 and June 30, 2013 there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans were troubled debt restructurings of $5.5 million and $9.1 million as of March 31, 2014 and June 30, 2013, with specific valuation allowances of $87,000 and $393,000, respectively.
Although asset quality has improved as a result of our efforts in working through problem assets, non-accrual loans continue to remain at historically elevated levels as a result of the general decline in the housing market as well as the prolonged levels of high unemployment in our market area as compared with the pre-recession periods. During the nine months ended March 31, 2014, there were no new loans that were modified as troubled debt restructurings. At March 31, 2014, there were nine non-accrual restructured loans, consisting of eight one-to-four family residential loans and one commercial real estate loan with an aggregate balance of $5.5 million of which five loans with an aggregate balance of $2.0 million were performing in accordance with their revised contractual terms. At June 30, 2013, there were nineteen non-accrual restructured loans, consisting of sixteen one-to-four family residential loans, two multi-family loans, and one commercial real estate loan with an aggregate balance of $9.1 million of which twelve loans with an aggregate balance of $4.3 million were performing in accordance with their revised contractual terms.

Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that timely payment will continue. During the nine months ended March 31, 2014, nine troubled debt restructurings with an aggregate outstanding balance of $3.1 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and reasonable assurance that timely payment will continue. This compares to ten troubled debt restructurings with an aggregate outstanding balance of $4.1 million that were returned to accrual status during the same period last year. At March 31, 2014 and June 30, 2013, accruing troubled debt restructurings totaled $9.6 million and $6.6 million, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at March 31, 2014 and June 30, 2013.
Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three and nine months ended March 31, 2014, four loans in the amount of $1.4 million and twenty loans in the amount of $6.8 million were modified and not accounted for as troubled debt restructurings. During the three and nine months ended March 31, 2013, ten loans in the amount of $6.1 million and fifty-six loans in the amount of $28.6 million were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,	At June 30,
	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$3,718	$4,372
Multi-family	3,772	914
Commercial	1,483	1,500
Other loans:
Automobile	—	14
Other	—	4
Troubled debt restructurings:
One-to-four family	2,995	5,938
Multi-family	—	633
Commercial	2,492	2,545
Total non-accrual loans	$14,460	$15,920
Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$284	$—
Other loans:
Automobile	—	35
Total other real estate owned and repossessed assets	$284	$35
Total non-performing assets	$14,744	$15,955
Ratios:
Non-performing loans to total loans (1)	1.99%	2.29%
Non-performing assets to total assets	1.72%	1.84%
 _______________________

(1)	Total loans are net of deferred fees and costs.

Non-performing loans decreased to $14.5 million, or 1.99% of total loans at March 31, 2014 as compared to $15.9 million or 2.29% of total loans at June 30, 2013. The decrease in non-performing loans was primarily attributable to non-performing troubled debt restructurings of $3.1 million that were returned to accruing status after the borrowers demonstrated a sustained period of performance, generally six consecutive months of timely payments, loans transferred to real estate owned of $539,000, and pay-offs of $827,000 during the nine months ended March 31, 2014.
At March 31, 2014, there were $6.7 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $87,000 have been applied. Of the $6.7 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $3.0 million of such loans were modified as troubled debt restructurings.
At March 31, 2014, there were $7.7 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which no valuation allowances individually evaluated have been applied. Included in the $7.7 million of income property loans on non-accrual status was one commercial real estate loan of $2.5 million whose terms were modified as a troubled debt restructuring.

Real Estate Owned. Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses. The fair value of real estate owned is determined by a third party appraisal of the property. As of March 31, 2014, there was one real estate owned property in the amount of $284,000. This compared to no real estate owned properties at June 30, 2013.
Classified and Criticized Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and criticized assets represented 27.6% of our equity capital and 4.4% of our total assets at March 31, 2014, as compared to 28.6% of our equity capital and 4.8% of our total assets at June 30, 2013. At March 31, 2014 and June 30, 2013, there were $14.5 million and $15.9 million in non-accrual loans included in classified assets, respectively.
The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	March 31, 2014	June 30, 2013
	(Dollars in thousands)
Classified and Criticized Assets:
Loss	$—	$4
Doubtful	15	24
Substandard	20,416	23,398
Special Mention	17,348	18,100
Total	$37,779	$41,526
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

There was no provision for loan losses during the three months ended March 31, 2014, compared to a $400,000 provision for loan losses in the same period last year. A $300,000 reversal of provision for loan losses was recorded during the nine months ended March 31, 2014, compared to a $1.9 million provision for loan losses in the same period last year. The decline in the provision during fiscal 2014 was primarily a result of a decline in net charge-offs and loss factors on loans collectively evaluated for impairment. Annualized net charge-offs decreased to 0.06% of average outstanding loans for the nine months ended March 31, 2014 as compared to 0.29% of average outstanding loans for the year ended June 30, 2013. Non-performing loans decreased to $14.5 million, or 1.99% of total loans at March 31, 2014 as compared to $15.9 million or 2.29% of total loans at June 30, 2013. Delinquent loans 60 days or more past due totaled $6.9 million or 0.95% of total loans at March 31, 2014 as compared to $5.5 million or 0.79% of total loans at June 30, 2013. The increase was primarily attributable to the addition of one impaired multi-family residential loan of $3.0 million that is being vigorously pursued by management. The allowance for loan losses to non-performing loans was 34.65% at March 31, 2014 as compared to 35.45% at June 30, 2013. The slight decrease in allowance for loan losses to non-performing loans was a result of the decrease in non-performing loans offset by a decrease in the allowance for loan losses during the nine months ended March 31, 2014. The provision reflected management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	March 31, 2014		June 30, 2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,559	40.31%	$3,009	46.03%
Multi-family	958	45.90	839	40.44
Commercial	1,181	6.23	1,654	8.01
Other loans:
Automobile	138	5.67	83	3.85
Home equity	3	0.09	4	0.10
Other	172	1.80	54	1.57
Total allowance for loan losses	$5,011	100.00%	$5,643	100.00%
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various investment securities and lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2014, total approved loan commitments amounted to $2.1 million and the unadvanced portion of loans was $2.0 million.
Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at March 31, 2014, totaled $106.4 million and $20.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.
At March 31, 2014, we had $85 million FHLB advances outstanding and available additional advances from the FHLB of San Francisco in the amount of $257.0 million. We also had a short-term line of credit with the Federal Reserve Bank of San Francisco of $47.8 million at March 31, 2014, which has not been drawn upon.

Contractual Obligations
In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase, sale and/or originate loans.
The following table summarizes our long-term contractual obligations at March 31, 2014.

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
	(Dollars in thousands)
FHLB advances	$85,000	$20,000	$25,000	$40,000	$—
Operating lease obligations	2,036	1,040	536	148	312
Loan commitments to originate	2,101	2,101	—	—	—
Available home equity and unadvanced lines of credit	2,015	2,015	—	—	—
Certificates of deposit	251,875	106,400	119,790	25,685	—
Total commitments and contractual obligations	$343,027	$131,556	$145,326	$65,833	$312
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

Capital
The table below sets forth Simplicity Bank’s capital position relative to its regulatory capital requirements at March 31, 2014 and June 30, 2013. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$126,772	20.16%	$50,309	8.00%	$62,886	10.00%
Tier 1 capital (to risk-weighted assets)	121,761	19.36	25,154	4.00	37,732	6.00
Tier 1 (core) capital (to adjusted tangible assets)	121,761	14.18	34,341	4.00	42,926	5.00

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$137,788	23.85%	$46,222	8.00%	$57,777	10.00%
Tier 1 capital (to risk-weighted assets)	132,145	22.87	23,111	4.00	34,666	6.00
Tier 1 (core) capital (to adjusted tangible assets)	132,145	15.28	34,591	4.00	43,238	5.00
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At March 31, 2014, Simplicity Bank was a “well-capitalized” institution under regulatory standards.

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

An independent third party provides the Bank with the information presented in the following tables, which are based on information provided by the Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the nine months ended March 31, 2014 and the year ended June 30, 2013, and the immediate, permanent and parallel movements in interest rates of +/-100, +200 and +300 basis points, as well as the change in the Bank’s net portfolio value at March 31, 2014 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

March 31, 2014		June 30, 2013
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	(2.36)%	+300 bp	6.26%
+200	(1.69)	+200	1.59
+100	(1.03)	+100	0.69
-100	0.44	-100	0.20

	March 31, 2014
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+400	$95,153	$(47,220)	(33.17)%	12.18%	(395)
+300	108,025	(34,348)	(24.13)	13.41	(272)
+200	120,564	(21,809)	(15.32)	14.51	(161)
+100	132,138	(10,235)	(7.19)	15.42	(70)
—	142,373	—	—	16.12	—
-100	150,546	8,173	(5.74)	16.59	47

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The analysis uses certain assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the fair values of certain assets under differing interest rate scenarios, among other things.
As with any method of measuring interest rate risk, shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in the market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features, that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the tables.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
1/1/14 – 1/31/14	133,242	$16.40	133,242	143,563
2/1/14 – 2/28/14	73,254	16.35	73,254	444,702
3/1/14 – 3/31/14	102,539	17.66	102,539	342,163
Total	309,035	$16.81	309,035	342,163

*
On February 27, 2014, the Company announced that its Board of Directors authorized the sixth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 374,393 shares. Since November 2011, the Company has repurchased 2,210,681 shares under stock repurchase programs.

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

Dated: May 9, 2014

/s/ Dustin Luton
Dustin Luton
President and Chief Executive Officer

/s/ Jean M. Carandang
Jean M. Carandang
Chief Financial Officer