Form 10-K
period 2014-06-30
Simplicity Bancorp, Inc.
filed 2014-09-11
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________________________________
FORM 10-K
  _________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2014
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
None.
________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as of December 31, 2013 was $113.0 million. There were 7,393,308 shares of the registrant’s common stock, $.01 par value per share, outstanding as of September 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the fiscal 2014 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III.

SIMPLICITY BANCORP, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2014

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

Item 1. Business.
General
Simplicity Bancorp, Inc. (the “Company”) is a Maryland corporation that owns all of the outstanding common stock of Simplicity Bank (the “Bank”). In November 2012, the Company changed its name to Simplicity Bancorp, Inc. from Kaiser Federal Financial Group, Inc. and its trading symbol to SMPL. Concurrently, the Bank was renamed Simplicity Bank from Kaiser Federal Bank. In November 2010, the Company became the successor to K-Fed Bancorp as it completed the conversion from the mutual holding company structure to a fully public stock holding company form of organization and related public offering.
The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis, and prior to November 19, 2010, the Company refers to K-Fed Bancorp and the Bank on a consolidated basis.
At June 30, 2014, the Company had consolidated assets of $879.2 million, deposits of $652.8 million and stockholders’ equity of $136.9 million. The Company does not maintain offices separate from those of the Bank or utilize persons other than certain Bank officers. Our executive offices are located at 1359 North Grand Avenue, Covina, California 91724 and our telephone number is (800) 524-2274.

The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Covina, California, with branches in Glendora, Downey, Harbor City, Los Angeles, Panorama City and Pasadena to serve Los Angeles County and a branch in Fontana to serve San Bernardino county. We have a network of 45 ATMs located in Southern California and the San Francisco Metropolitan Area, primarily located within Kaiser Permanente Medical Centers and office buildings.
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
In November 2010, the Company completed the second–step conversion and offering and the Bank became the wholly owned subsidiary of Kaiser Federal Financial Group, Inc. The Company sold a total of 6,375,000 shares of common stock in the offering at a purchase price of $10.00 per share. The offering raised capital of $59.1 million, which was net of costs of $4.7 million. Concurrent with the completion of the offering, shares of K-Fed Bancorp common stock owned by public stockholders were exchanged for 0.7194 of a share of the Company’s common stock. All share and per share information in this annual report for years prior to the conversion has been revised to reflect the 0.7194:1 conversion ratio on shares outstanding, including shares of the former mutual holding company that were not publicly traded.
Effective November 13, 2012, the Bank was renamed Simplicity Bank. In addition, the Company changed its name to Simplicity Bancorp, Inc. This new name aligns well with the core principles the Bank was founded upon—to provide value, personal service and financial well being for its customers and communities. As Simplicity Bank, we strive to simplify the banking experience for our customers with more options, better technology, enhanced service capacity, a fresh look and a renewed vision. Under the new name, we continue to serve Kaiser Permanente employees and their family members, but are better positioned to serve the needs of all customers within our market footprint.
Simplicity Bank’s principal business activity consists of attracting retail deposits from the general public and originating or purchasing primarily loans secured by first mortgages on owner-occupied one-to-four family residences and multi-family residences located in its market area and, to a lesser extent, automobile, commercial real estate and other consumer loans. We also engage in mortgage banking activities which primarily consists of the origination and sale of fixed rate conforming one-to-four family residential real estate loans in the secondary market with servicing primarily retained. While the Bank originates different types of residential loans, the Bank purchased in fiscal 2012, using its own underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California. These purchases were primarily funded with Federal Home Loan Bank (“FHLB”) borrowings and deposits. Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis. Prior to January 2009, we also originated commercial real estate loans. Currently, we consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualifications and the property offered for collateral. We have not originated any new commercial real estate loans since 2009 but are now actively marketing commercial real estate loan products. Since fiscal 2013, our consumer loans, primarily automobile loans, continued to increase due to the reintroduction of our automobile buying service, vastly improved application and delivery channels, enhanced pricing of the vehicle loan products, and implementation of the consumer loan sales team. Historically, we have not originated, or purchased, commercial business, commercial construction, or residential construction loans and have no current plans to do so.
Our revenues are derived principally from interest on loans and mortgage-backed and related securities. We also generate revenue from sales of loans held for sale, service charges and other income.
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
Market Area
Our success depends primarily on the general economic conditions in the counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in these market areas. There have been positive developments in current economic conditions since the end of the recession. Improving financial conditions, increasing credit availability, accommodative monetary policy, and healthier labor and housing markets all support the economic growth in our market area. According to the Beige Book published by the Federal Reserve Bank in July 2014, economic activity continued to expand from mid-May to June 2014. Residential real estate activity was mixed across the country, with some reports of low inventories constraining sales. Home prices continued to increase across most of the Districts, due to higher demand and low vacancy rates. Loan volumes rose across the nation and credit quality remained stable or improved slightly in most Districts with credit standards remaining generally unchanged. In the Twelfth Federal Reserve District (San Francisco), activity in real estate markets advanced, but growth in the residential sector has slowed since the start of calendar 2014. The rate of increase of home prices has slowed in many areas. Except at the very high end, the level of home sales is down from a year ago. Residential construction activity increased, especially for multifamily units and higher-priced projects.
Lenders continue to face margin compression due to the low interest rate environment, ample liquidity and generally stiff competition over well-qualified borrowers. Future growth opportunities will be influenced by the stability of the regional economy and other trends within California, including unemployment rates and housing market conditions. According to the U.S. Census

Bureau, while unemployment rates improved during the year ended June 30, 2014, unemployment rates in California remain high at 7.4% at June 30, 2014 as compared to 8.5% at June 30, 2013 and 10.7% at June 30, 2012. This compares to the national unemployment rates of 6.1% at June 30, 2014, 7.6% at June 30, 2013 and 8.2% at June 30, 2012.
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
Lending Activities
General. We originate first lien one-to-four family real estate loans throughout our market area to be held for sale and for investment. We consider loan purchases for first lien one-to-four family real estate loans held for investment on a case by case basis based on market conditions and the interest rate environment. Beginning in 2007, we have also focused our efforts on originating multi-family residential loans. Additionally, we originate consumer loans, primarily automobile loans. Prior to January 2009, we also originated commercial real estate loans. Currently, we consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualifications and the property offered for collateral. We have not originated any new commercial real estate loans since 2009 but are now actively marketing commercial real estate loan products.
Our loans carry either a fixed or an adjustable rate of interest. Loans originated for sale are fixed rate one-to-four family conforming mortgage loans. We do not offer adjustable rate loans where the initial rate is below the otherwise applicable index rate (i.e., teaser rates). Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. Multi-family residential loans are originated with an initial fixed rate of interest up to seven years which then converts to an interest rate that is adjusted annually based upon the applicable index with a term to maturity of up to 30 years and a maximum amortization term of 30 years. Consumer loans are generally short term and amortize monthly or have interest payable monthly. We also have loans in our portfolio that only require interest payments on a monthly basis. At June 30, 2014, our net loan portfolio, excluding loans held for sale of $3.7 million, totaled $715.8 million, which constituted 81.4% of our total assets. In fiscal 2014 and 2013, we did not purchase any one-to-four family real estate loans. For one-to-four family real estate loans purchased in prior fiscal years, we underwrote each purchased loan in accordance with our underwriting standards with the exception of the loans that included a credit guarantee. The majority of the loans we purchased were acquired with servicing retained by the seller without recourse against the seller.

At June 30, 2014, the maximum amount we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $19.3 million, or 15% of our unimpaired capital. At June 30, 2014, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2014 were as follows:

•	12 loans to an individual and a related party for $14.5 million secured by 12 multi-family dwelling properties;

•	12 loans to an individual and related parties for $14.2 million secured by 12 multi-family dwelling properties;

•	four loans to an individual and related parties for $11.7 million secured by four multi-family dwelling properties;

•	three loans to an individual and related parties for $8.1 million secured by three multi-family dwelling properties; and

•	four loans to an individual and related parties for $6.9 million secured by four multi-family dwelling properties.

All of the loans noted in the above relationships were performing in accordance with their terms as of June 30, 2014.

Loan Composition. The following table presents information concerning the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated. Loans held for sale of $3.7 million at June 30, 2014 and $4.5 million at June 30, 2013 are not included in the table below. We had no loans held for sale at any of the other dates noted below.

	June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
One-to-four family	$288,960	40.14%	$319,631	46.03%	$371,251	48.18%	$282,068	39.87%	$335,631	43.55%
Multi-family	335,040	46.54	280,771	40.44	283,553	36.79	287,808	40.69	278,397	36.12
Commercial	38,062	5.29	55,621	8.01	86,964	11.28	107,961	15.26	113,458	14.72
Total real estate loans	662,062	91.97	656,023	94.48	741,768	96.25	677,837	95.82	727,486	94.39

Consumer
Automobile	45,686	6.35	26,711	3.85	17,349	2.26	18,008	2.55	29,492	3.83
Home equity	625	0.09	682	0.10	808	0.10	940	0.13	1,096	0.14
Other	11,481	1.59	10,917	1.57	10,722	1.39	10,604	1.50	12,672	1.64
Total other loans	57,792	8.03	38,310	5.52	28,879	3.75	29,552	4.18	43,260	5.61

Total loans	719,854	100.00%	694,333	100.00%	770,647	100.00%	707,389	100.00%	770,746	100.00%

Less:
Net deferred loan origination costs	213		506		615		659		607
Net premium (discount) on purchased loans	263		512		957		(35)		(59)
Allowance for loan losses	(4,580)		(5,643)		(7,502)		(11,367)		(13,309)
Total loans receivable, net	$715,750		$689,708		$764,717		$696,646		$757,985

Loan Maturity. The following schedule illustrates certain information at June 30, 2014 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms-to-maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include loans held for sale, undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate			Consumer
	One-to-four family	Multi-family	Commercial	Automobile	Home equity	Other	Total
	(Dollars in thousands)
June 30, 2014
Within 1 year (1)	$—	$—	$2,339	$329	$—	$3,143	$5,811

After 1 year:
After 1 year through 3 years	280	569	17,853	5,799	—	3,950	28,451
After 3 years through 5 years	4,043	5,666	17,870	35,448	—	3,660	66,687
After 5 years through 10 years	28,080	49,247	—	4,110	—	728	82,165
After 10 years through 15 years	34,635	251,462	—	—	—	—	286,097
After 15 years	221,922	28,096	—	—	625	—	250,643
Total due after 1 year	288,960	335,040	35,723	45,357	625	8,338	714,043

Total	$288,960	$335,040	$38,062	$45,686	$625	$11,481	$719,854

(1)	Includes demand loans and loans that have no stated maturity.

The following table sets forth the dollar amount of all loans at June 30, 2014 that are due after June 30, 2015, which have fixed interest rates and adjustable interest rates.

	Due after June 30, 2015
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans
One-to-four family	$215,439	$73,521	$288,960
Multi-family	—	335,040	335,040
Commercial	—	35,723	35,723
Real estate loans	215,439	444,284	659,723

Consumer
Automobile	45,357	—	45,357
Home equity	—	625	625
Other loans	8,338	—	8,338
Other loans due	53,695	625	54,320
Total loans	$269,134	$444,909	$714,043
One-to-four Family Residential Lending. At June 30, 2014, our one-to-four family residential mortgage loans totaled $289.0 million, or 40.1%, of our gross loan portfolio, of which $286.1 million were first lien one-to-four family residential mortgage loans. We generally underwrite our one-to-four family residential loans based on the applicant’s employment, credit history and the appraised value of the subject property. With the exception of the $23.8 million of loans purchased with a credit guarantee in fiscal 2012, we underwrote each purchased loan based upon our underwriting standards prior to making the purchase. Presently, we lend up to 80% of the lesser of the appraised value or purchase price of the subject property for first lien one-to-four family residential mortgage loans without private mortgage insurance (“PMI”), and up to 90% on second lien one-to-four family residential mortgage loans if the related first lien mortgage loans is held by the Bank. We also lend up to 97% of the lesser of the appraised value or purchase price of the subject property with PMI. Properties securing our one-to-four family residential loans are appraised by independent state licensed fee appraisers approved by our Credit Committee. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than combined first and second lien mortgage loans or 80% of the full replacement costs of the insurable improvements, whichever is higher.
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

Adjustable rate one-to-four family mortgage loans generally pose different credit risks than fixed rate one-to-four family mortgage loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. At June 30, 2014, our one-to-four family adjustable rate mortgage loan portfolio totaled $73.5 million, or 10.2% of our gross loan portfolio. At that date, the fixed rate one-to-four family mortgage loan portfolio totaled $215.4 million, or 29.9% of our gross loan portfolio. Included in non-accrual loans at June 30, 2014 were $1.2 million in adjustable rate one-to-four family mortgage loans and $4.2 million in fixed rate one-to-four family mortgage loans.

In addition, prior to early 2007 we purchased interest-only one-to-four family residential mortgage loans and loans underwritten based upon stated income. An interest-only loan typically provides for the payment of interest (rather than both principal and interest) for a fixed period of three, five or seven years, thereafter the loan payments adjust to include both principal and interest for the remaining term. One-to-four family interest-only mortgage loans have decreased by $3.8 million, or 24.9% to $11.6 million at June 30, 2014 from $15.4 million at June 30, 2013. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. One-to-four family stated income mortgage loans have decreased by $10.9 million, or 30.4% to $24.9 million at June 30, 2014 from $35.8 million at June 30, 2013. As of June 30, 2014, $14.0 million of stated income mortgage loans were fixed rate loans and $10.9 million were adjustable rate loans. Included in non-accrual loans at June 30, 2014 were $2.8 million in one-to-four family loans that were interest-only or stated income loans that were individually evaluated for impairment with no valuation allowance allocated due to the current loan balances being higher than market value less costs to sell. During the year ended June 30, 2014, no interest-only or stated income loans were modified as troubled debt restructurings and included in non-accrual loans. We do not intend to originate or purchase interest-only one-to-four family residential mortgage loans or stated income loans in the future.
The following table describes certain risk characteristics of our one-to-four family nonconforming mortgage loans held for investment as of June 30, 2014 and 2013:

Category	Outstanding Balance	Weighted-Average Credit Score(1)	Weighted Average LTV(2)	Weighted-Average Seasoning(3)
	(Dollars in thousands)
June 30, 2014
Interest-only(4)	$11,587	716	72.11%	7.80	years
Stated income(4)(5)	24,918	734	69.55	9.19
Credit score less than or equal to 660	14,873	644	70.98	7.03

June 30, 2013
Interest-only(4)	$15,431	723	72.48%	6.67	years
Stated income(4)(5)	35,816	735	69.58	7.98
Credit score less than or equal to 660	17,866	641	69.47	6.64

(1)	The credit score is one factor in determining the credit worthiness of a borrower based on the borrower’s credit history. The credit score is as of origination.

(2)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.

(3)	Seasoning describes the number of years since the funding date of the loan.

(4)	At June 30, 2014 and 2013 there were $3.2 million and $4.0 million in loans that are both stated income and interest-only, respectively.

(5)
Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.

Multi-Family Residential Real Estate Lending. We offer multi-family residential real estate loans through our staff at the Covina executive office. These loans are secured by real estate located in our primary market areas, within the state of California. Multi-family residential real estate loans are generally originated through our loan officers with initial principal balances of $5.0 million or less. At June 30, 2014, multi-family residential loans totaled $335.0 million, or 46.5%, of our gross loan portfolio, and consisted of 442 loans outstanding with an average loan balance of approximately $758,000 although we originate loans with balances greater than this average.
Our multi-family residential loans are originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on either the one year CMT, the constant maturity of one-year U.S. Treasury securities, or the 12-month MTA, a rate based on the 12-month average of U.S. Treasury securities adjusted to a constant maturity of one year. Our adjustable rate loans generally carry an initial fixed rate of interest for one, three, five or seven years which then convert to an interest rate that is adjusted annually based upon the applicable index. Presently, our underwriting guidelines allow us to lend up to 75% of the lesser of the appraised value or purchase price of multi-family residential real estate. These loans require monthly payments, amortize over a period of up to 30 years and have a maximum maturity of 30 years and carry prepayment penalties. We have not purchased multi-family residential real estate loans.
Loans secured by multi-family residential real estate are underwritten based on non-discriminatory underwriting standards and loan origination procedures established by Simplicity Bank’s Credit Committee. Loan policies are reviewed annually or more frequently if warranted, and approved by the Credit Committee and/or Simplicity Bank’s board of directors. The loan underwriting process is intended to assess the income producing potential of the property and the financial strength of the borrower. We review the borrower’s sources of income, cash flow, assets, and credit history. We evaluate the historical and projected income and expenses of the borrower and property. We also evaluate a guarantor when a guarantee is provided as part of the loan. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt with a minimum debt coverage ratio ("DCR") of 120%. Appraisals and secondary review appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by our Credit Committee.
Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. Included in non-accrual loans at June 30, 2014 were two multi-family residential real estate loans totaling $781,000, none of which were classified as troubled debt restructurings and are current under the original terms. See “—Asset Quality—Non-Performing Assets.”
Commercial Real Estate Lending. Prior to January 2009, we also originated commercial real estate loans. Currently, we consider the origination of commercial real estate loans on a case by case basis based on the borrower’s credit qualifications and the property offered for collateral. We have not originated any new commercial real estate loans since 2009 but are now actively marketing commercial real estate loan products. The existing portfolio is secured primarily by small retail establishments, small industrial warehouse buildings and small office buildings located in our primary market area, within the state of California, and are both owner and non-owner occupied. These loans were originated through our staff at our Covina executive office. Generally, we have not purchased commercial real estate loans. At June 30, 2014, commercial real estate loans totaled $38.1 million, or 5.3% of our gross loan portfolio, of which $8.0 million or 21.1% of this portfolio was to borrowers who occupy the property.

The table below shows the number and outstanding balance by collateral type of our commercial real estate loans at June 30, 2014.

Type of Loan	Number of Loans	Outstanding Balance
		(Dollars in thousands)
Owner occupied	12	$8,023
Non-owner occupied:
Office	15	10,899
Manufacturing facilities	7	7,350
Retail	5	5,430
Medical office	3	1,638
Other	6	4,722
	36	30,039

Total	48	$38,062
We will originate only adjustable rate commercial real estate loans. The interest rate on these loans is mostly tied to the one year CMT. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three, five or seven years which then converts to an interest rate that is adjusted annually based upon the index. Presently, our underwriting guidelines allow us to lend up to 70% of the lesser of the appraised value or purchase price for the commercial real estate. These loans require monthly payments, amortize up to 25 years, have maturities of up to 10 years and carry prepayment penalties.
Loans secured by commercial real estate are underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt with a minimum DCR of 135%. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. All loans require an appraisal and secondary review from two different independent state licensed fee appraisers on our approved appraiser list, which is approved by the Credit Committee.
Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. Included in non-accrual loans as of June 30, 2014 were two commercial real estate loans with an aggregate balance of $1.5 million and are currently in payment default, none of which was classified as a troubled debt restructuring. See “—Asset Quality—Non-Performing Assets.”
Consumer Loans. We offer a variety of secured consumer loans, including new and used automobile and motorcycle loans, home equity lines of credit, unsecured loans, and loans secured by savings deposits. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. At June 30, 2014, our consumer loan portfolio, exclusive of automobile loans, totaled $12.1 million, or 1.7%, of our gross loan portfolio.
The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $45.7 million, or 6.4%, of our gross loan portfolio at June 30, 2014. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 120% of the manufacturer’s suggested retail price for new automobiles and up to 120% of retail value on used cars, based on valuation from official used car guides including tax, license, mechanical breakdown insurance, and guaranteed automobile protection.
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
Loan Originations, Purchases, Sales and Repayments. We originate loans through employees located at our executive office and at our seven retail branches. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers and mortgage loan brokers are also important sources of loan originations.
While we originate adjustable rate and fixed rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We did not purchase any loans for the years ended June 30, 2014 and 2013. For the year ended June 30, 2012, we purchased approximately $80.9 million of primarily adjustable rate one-to-four family residential mortgage loans, including $32.6 million of loans with a credit guarantee by the seller that requires any loans 60 days or more delinquent be substituted or repurchased by the seller at the Bank’s option. The servicing rights of all purchased loans were generally retained by the sellers. All loans purchased in fiscal 2012 were current at the time of purchase and were not sub-prime loans. The purchased loans with a credit guarantee are seasoned loans with borrowers who have stable employment and properties with generally less than 80% loan-to-value ratio (“LTV”). Depending on market conditions and the interest rate environment, we may consider future loan purchases on a case by case basis.
At June 30, 2014, our real estate loan portfolio totaled $662.1 million, or 92.0% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2014 totaled $30.1 million, or 4.2% of the gross loan portfolio. At June 30, 2013, our real estate loan portfolio totaled $656.0 million, or 94.5% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2013 totaled $44.9 million, or 14.1% of the gross loan portfolio.

The following table shows the loan originations, purchases, sales and repayment activities for the years indicated.

	June 30,
	2014	2013	2012
	(Dollars in thousands)
Originations by type:
Adjustable rate:
Real estate
one-to-four family	$9,222	$8,782	$763
multi-family	118,150	73,835	51,873
Non-real estate:
other consumer	1,230	1,257	1,541
Total adjustable rate	128,602	83,874	54,177
Fixed rate:
Real estate
one-to-four family	58,959	127,744	96,667
Non-real estate
consumer vehicle	34,702	20,359	11,379
other consumer	12,307	10,070	7,902
Total fixed rate	105,968	158,173	115,948

Total loans originated	234,570	242,047	170,125

Purchases:
Adjustable rate:
Real estate
one-to-four family	—	—	77,007

Fixed rate:
Real estate
one-to-four family	—	—	3,942
Total loans purchased	—	—	80,949

Sales and repayments:
Sales and loan participations sold	30,467	71,256	306
Principal repayments	178,468	238,627	182,068
Total reductions	208,935	309,883	182,374

Decrease in other items, net	(402)	(2,677)	(629)
Net increase (decrease)	$25,233	$(70,513)	$68,071
We also originate conforming fixed rate one-to-four-family residential real estate loans secured by properties in California and generate revenues from fee income on the origination and sale of these loans in the secondary market. Loans originated for sale meet the origination and underwriting guidelines established by Federal Home Loan Mortgage Corporation (“Freddie Mac”) and are sold without recourse on a servicing-retained basis. Of the total loan originations of $234.6 million and $242.0 million in fiscal 2014 and 2013, loans originated for sale totaled $29.6 million and $75.8 million, respectively. Loans sold totaled $30.5 million and $71.3 million in fiscal 2014 and 2013, respectively.

Asset Quality
General. We continue our disciplined lending practices including our strict adherence to a long standing credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan using our own underwriting standards prior to making the purchase except for loans purchased with a credit guarantee. The credit guarantee for the loans purchased in fiscal 2012 requires the seller to substitute or repurchase any loans sold to the Bank that become 60 days or more delinquent at the Bank’s option. The credit quality of the loans purchased in fiscal 2012 was to our satisfaction and did not result in substitution or repurchase of any loans purchased as of June 30, 2014.
The following underwriting guidelines, among other things, have been used by us as underwriting tools to further limit our potential loss exposure:

•	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.

•	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans without PMI, and up to 97% with PMI.

•	We only lend up to 75% of the lesser of the appraised value or purchase price for multi-family residential loans.

•	We only lend up to 70% of the lesser of the appraised value or purchase price for commercial real estate loans.
Additionally, our portfolio has remained strongly anchored in traditional mortgage products. We do not originate or purchase construction and development loans, teaser option-adjustable rate mortgage loans, negatively amortizing loans or high loan-to-value loans.
At June 30, 2014, one-to-four family residential mortgage loans totaled $289.0 million, or 40.1%, of our gross loan portfolio of which $215.4 million were fixed rate and $73.5 million were adjustable rate loans. Adjustable rate mortgages generally pose different credit risks than fixed rate mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. Included in non-accrual loans at June 30, 2014 were $1.2 million in adjustable rate one-to-four family mortgage loans and $4.2 million in fixed rate one-to-four family mortgage loans. Overall this represents 1.87% of the one-to-four family residential mortgage loan portfolio.

All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of
June 30, 2014
County	One-to-four family	Multi-family residential	Commercial	Total	Percent
	(Dollars in thousands)
Los Angeles	$122,763	$291,414	$16,201	$430,378	65.01%
Orange	39,598	12,999	10,177	62,774	9.48
San Diego	20,677	9,376	—	30,053	4.54
San Bernardino	22,276	9,350	3,258	34,884	5.27
Riverside	15,249	2,636	5,815	23,700	3.58
Santa Clara	15,814	484	—	16,298	2.46
Alameda	12,566	3,868	440	16,874	2.55
Other	40,017	4,913	2,171	47,101	7.11
Total	$288,960	$335,040	$38,062	$662,062	100.00%

Real Estate Loans by County as of
June 30, 2013
County	One-to-four family	Multi-family residential	Commercial	Total	Percent
	(Dollars in thousands)
Los Angeles	$131,290	$232,353	$27,124	$390,767	59.56%
Orange	47,146	17,646	13,489	78,281	11.93
San Diego	23,457	11,760	2,545	37,762	5.76
San Bernardino	20,404	10,288	3,333	34,025	5.19
Riverside	15,060	3,125	6,151	24,336	3.71
Santa Clara	17,471	501	—	17,972	2.74
Alameda	13,814	25	447	14,286	2.18
Other	50,989	5,073	2,532	58,594	8.93
Total	$319,631	$280,771	$55,621	$656,023	100.00%

Non-accrual Real Estate Loans by County as of
June 30, 2014
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Los Angeles	$2,226	$—	$1,460	$3,686	0.86%
San Diego	658	—	—	658	2.19
San Bernardino	626	654	—	1,280	3.67
Riverside	272	127	—	399	1.68
Santa Clara	1,608	—	—	1,608	9.87
Total	$5,390	$781	$1,460	$7,631	1.15%

Non-accrual Real Estate Loans by County as of
June 30, 2013
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)
Los Angeles	$4,407	$—	$1,179	$5,586	1.43%
Orange	785	—	—	785	1.00
San Diego	724	511	2,545	3,780	10.01
San Bernardino	1,929	717	—	2,646	7.78
Riverside	305	319	—	624	2.56
Santa Clara	1,763	—	—	1,763	9.81
Alameda	397	—	—	397	2.78
Other	—	—	321	321	0.54
Total	$10,310	$1,547	$4,045	$15,902	2.42%

Problem Assets. For one-to-four family residential, multi-family residential and commercial real estate loans serviced by us, a notice is sent to the borrower when the loan is between 6 and 11 days past due. When the loan is between 10 and 15 days past due, we mail a subsequent delinquency notice to the borrower. Typically, before the loan becomes 30 days past due, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. Once the loan becomes up to 120 days delinquent, and an acceptable loss mitigation plan has not been agreed upon, the Loss Mitigation specialist will turn over the account to the trustee with instructions to initiate foreclosure. Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. However, we track each purchased loan individually to attempt to receive full payments as scheduled. Each month, third party servicers are required to provide delinquent loan status reports to our servicing officer, which are included in the month-end delinquent real estate report to management.
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

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated:

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
June 30, 2014
Real estate loans:
One-to-four family	1	$409	1	$301	2	$710
Commercial	—	—	1	399	1	399
Other loans:					—	—
Automobile	1	15	1	2	2	17
Home equity	—	—	—	—	—	—
Other	3	4	2	15	5	19
Total loans	5	$428	5	$717	10	$1,145
June 30, 2013
Real estate loans:
One-to-four family	3	$970	5	$1,751	8	$2,721
Multi-family	1	198	—	—	1	198
Commercial	1	2,545	—	—	1	2,545
Other loans:
Automobile	—	—	1	14	1	14
Home equity	—	—	—	—	—	—
Other	1	2	2	4	3	6
Total loans	6	$3,715	8	$1,769	14	$5,484
June 30, 2012
Real estate loans:
One-to-four family	4	$1,787	17	$6,815	21	$8,602
Multi-family	—	—	1	744	1	744
Other loans:
Automobile	3	21	—	—	3	21
Home equity	—	—	—	—	—	—
Other	1	1	2	3	3	4
Total loans	8	$1,809	20	$7,562	28	$9,371
June 30, 2011
Real estate loans:
One-to-four family	2	$1,043	17	$6,583	19	$7,626
Multi-family	1	457	1	1,757	2	2,214
Commercial	—	—	1	637	1	637
Other loans:
Automobile	1	6	—	—	1	6
Home equity	—	—	—	—	—	—
Other	1	3	3	5	4	8
Total loans	5	$1,509	22	$8,982	27	$10,491
June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	—	—	2	2,786	2	2,786
Other loans:
Automobile	4	35	—	—	4	35
Home equity	—	—	1	63	1	63
Other	—	—	2	4	2	4
Total loans	7	$1,332	38	$16,226	45	$17,558

Delinquent loans 60 days or more past due decreased to $1.1 million or 0.16% of total loans at June 30, 2014 from $5.5 million or 0.79% of total loans at June 30, 2013. Delinquent one-to-four family loans decreased from $2.7 million at June 30, 2013 to $710,000 at June 30, 2014. The decrease in delinquent loans 60 days or more was primarily due to loans transfered to real estate owned, pay-offs, and loans brought current resulting from our collection efforts. There was no delinquent multi-family loans at June 30, 2014 as compared to $198,000 at June 30, 2013. Delinquent commercial real estate loans totaled $399,000 at June 30, 2014 as compared to $2.5 million at June 30, 2013. The decrease was due to the pay-off of one commercial real estate loan of $2.5 million that was 60-89 days delinquent at June 30, 2013. There was one one-to-four family residential loan of $301,000 that was over 90 days delinquent at June 30, 2014 and in the process of foreclosure.
Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. All loans past due 90 days and over are classified as non-accrual. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrual loans are recorded as a reduction of principal. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible. If the loan returns to accrual status, interest income would be recognized based on the effective yield to maturity on the loan and the amount of interest applied to principal will be accreted over the remaining term of the loan. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. Included in non-accrual loans were troubled debt restructurings of $2.9 million and $9.1 million as of June 30, 2014 and 2013, with specific valuation allowances of $79,000 and $393,000, respectively. At June 30, 2014 and 2013, there were no loans past due more than 90 days and still accruing interest.
During the year ended June 30, 2014, there were no new loans that were modified as troubled debt restructurings. This compares to six one-to-four family residential loans with an aggregate outstanding balance of $2.0 million and two commercial real estate loans with an aggregate outstanding balance of $2.1 million whose terms were modified as troubled debt restructurings during the year ended June 30, 2013. At June 30, 2014, there were eight non-accrual restructured loans, all of which were one-to-four family residential loans with an aggregate outstanding balance of $2.9 million. Of the eight non-accrual restructured loans, three loans with an aggregate outstanding balance of $915,000 were performing in accordance with their revised contractual terms. At June 30, 2013, there were nineteen non-accrual restructured loans, consisting of sixteen one-to-four family residential loans, two multi-family residential loans, and one commercial real estate loan with an aggregate balance of $9.1 million of which twelve loans with an aggregate balance of $4.3 million were performing in accordance with their revised contractual terms.
Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that timely payment will continue. During the year ended June 30, 2014, nine troubled debt restructurings with an aggregate outstanding balance of $3.1 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to ten troubled debt restructurings with an aggregate outstanding balance of $4.6 million that were returned to accrual status during the year ended June 30, 2013. There were no further commitments to customers whose loans were troubled debt restructurings at June 30, 2014 and June 30, 2013.
Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the year ended June 30, 2014, twenty-eight loans in the amount of $14.9 million were modified and not accounted for as troubled debt restructurings. During the year ended June 30, 2013, forty-nine loans in the amount of $18.7 million were modified and not accounted for as troubled debt restructurings.The modifications were generally made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications or principal paydowns. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no loans past due more than 90 days and still accruing interest at the dates indicated below.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$2,481	$4,372	$9,332	$9,513	$15,561
Multi-family	781	914	1,555	1,757	2,786
Commercial	1,460	1,500	1,578	2,252	—
Other loans:
Automobile	2	14	—	—	—
Home Equity	—	—	37	—	63
Other	15	4	3	5	4
Troubled debt restructuring:
One-to-four family	2,909	5,938	9,388	8,872	9,193
Multi-family	—	633	871	1,332	1,179
Commercial	—	2,545	2,636	2,665	2,665
Total non-accrual loans	7,648	15,920	25,400	26,396	31,451
Other real estate owned and repossessed assets:
Real estate:
One-to-four family	284	—	669	828	1,373
Commercial	—	—	610	—	—
Other:
Automobile	—	35	—	10	—
Total other real estate owned and repossessed assets	284	35	1,279	838	1,373
Total non-performing assets	$7,932	$15,955	$26,679	$27,234	$32,824
Ratios:
Non-performing loans to total loans	1.06%	2.29%	3.29%	3.73%	4.08%
Non-performing assets to total assets	0.90%	1.84%	2.89%	3.18%	3.79%
Total accruing troubled debt restructurings:	$9,569	$6,570	$810	$—	$—

Non-accrual loans decreased to $7.6 million, or 1.06% of total loans at June 30, 2014 as compared to $15.9 million, or 2.29% of total loans at June 30, 2013. The decrease in non-accrual loans was primarily attributable to pay-offs of $3.7 million,$3.1 million in nonperforming troubled debt restructurings being returned to accruing status after the borrowers demonstrated a sustained period of repayment performance, generally six consecutive months of payments, and loans transferred to real estate owned of $539,000 during the year ended June 30, 2014.
At June 30, 2014, there were $5.4 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $79,000 have been applied. Of the $5.4 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $2.9 million in loans were modified as troubled debt restructurings.
At June 30, 2014, there were $2.2 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which no valuation allowances individually evaluated have been applied. Included in the $2.2 million of income property loans on non-accrual status at June 30, 2014, were two multi-family residential loans totaling $781,000 and two commercial real estate loans totaling $1.5 million.
The first multi-family residential loan was made to one borrower with a principal balance of $654,000, net of charge-off, at June 30, 2014, located in San Bernardino, California, which was current at June 30, 2014 but was previously delinquent. No valuation allowance was applied to this loan at June 30, 2014 due to the current loan balance being higher than market value less costs to sell. The other multi-family residential loan on non-accrual status was made to one borrower located in Riverside, California with a principal balance of $127,000 at June 30, 2014, net of charge-off. In fiscal 2014, we charged-off $100,000 on this loan as the property value was lower than the loan balance. This loan was current at June 30, 2014 and no additional valuation allowance was applied.
The first commercial real estate loan had a principal balance of $1.1 million, net of charge-off, secured by an office building in Los Angeles County, California, and was 30-59 days delinquent at June 30, 2014. The second commercial real estate loan had a principal balance of $399,000 at June 30, 2014 secured by a manufacturing facility in Los Angeles County, California.

While the borrower continued to make payments, this loan was 90 days or more delinquent at June 30, 2014 as it had matured in fiscal 2014. Title issues on the loan prevented the borrower from refinancing. The Bank actively worked and subsequently resolved the issues and no loss is anticipated to be realized. No valuation allowance was applied to either loan at June 30, 2014 due to the current loan balances being higher than market value less costs to sell.
The level of non-accrual loans impacted our determination of the allowance for loan losses at June 30, 2014. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a valuation allowance is applied if warranted.
Real Estate Owned ("REO") and Repossessed Assets. REO and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses. The fair value of real estate owned is determined by a third party appraisal of the property. As of June 30, 2014, there was one real estate owned property in the amount of $284,000. This compares to no real estate owned properties at June 30, 2013.

Classified and Criticized Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as “substandard,” “doubtful” or “loss”. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a valuation allowance individually evaluated or charge-off, is not warranted. Loans are classified as special mention when it is determined a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms.
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
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and criticized assets represented 27.2% of our equity capital and 4.2% of our total assets at June 30, 2014, as compared to 28.6% of our equity capital and 4.8% of our total assets at June 30, 2013. At June 30, 2014 and 2013, there were $7.6 million and $15.9 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mentioned assets at the dates indicated were as follows:

	At June 30,
	2014	2013	2012
	(In thousands)
Classified and Criticized Assets:
Loss	$17	$4	$3
Doubtful	1	24	28
Substandard	16,164	23,398	37,468
Special Mention	21,082	18,100	22,452
Total	$37,264	$41,526	$59,951

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
Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust individual and inherent loss estimates based upon any more recent information that has become available. We continue to review our allowance for loan losses methodology for appropriateness to keep pace with the size and composition of the loans and the changing economic conditions and credit environment. We believe that our methodologies continue to be appropriate given our size and level of complexity. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the OCC and the FDIC, which may require the establishment of additional general allowances or allowances on loans individually evaluated for impairment based upon their judgment of the information available to them at the time of their examination of our Bank.

During the year ended June 30, 2014, a $700,000 reversal of provision for loan losses was recorded as compared to a $250,000 provision for loan losses for the year ended June 30, 2013. The decline in the provision was primarily a result of continued asset quality improvement evidenced by declining net charge-offs, delinquency ratios and a lower level of classified and non-performing loans during the year ended June 30, 2014 compared to the year ended June 30, 2013. Net charge-offs decreased to

0.05% of average outstanding loans for the year ended June 30, 2014 as compared to 0.29% of average outstanding loans for the year ended June 30, 2013. Non-performing assets decreased to $7.9 million, or 0.90% of total assets at June 30, 2014 as compared to $16.0 million, or 1.84% of total assets at June 30, 2013. Delinquent loans 60 days or more past due were $1.1 million, or 0.16% of total loans at June 30, 2014 as compared to $5.5 million, or 0.79% of total loans at June 30, 2013.The allowance for loan losses to non-performing loans was 59.88% at June 30, 2014 as compared to 35.45% at June 30, 2013. The increase in the allowance for loan losses to non-performing loans was a result of the decrease in non-performing loans, partially offset by a decrease in the allowance for loan losses for the year ended June 30, 2014. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions. The following sets forth an analysis of our allowance for loans losses at or for the years indicated.

	At or for the Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$5,643	$7,502	$11,367	$13,309	$4,586
Charge-offs:
One-to-four family real estate	39	2,394	2,955	2,189	966
Multi-family real estate	292	326	1,236	772	—
Commercial real estate	—	527	58	—	—
Consumer—automobile	73	42	36	79	184
Consumer—home equity	—	56	—	—	—
Consumer—other	71	47	34	97	82
Total Charge-offs	475	3,392	4,319	3,137	1,232
Recoveries:
One-to-four family real estate	10	212	105	91	—
Multi-family real estate	51	1,013	—	—	—
Commercial real estate	1	—	—	—	—
Consumer—automobile	42	44	92	127	65
Consumer—home equity	—	6
Consumer—other	8	8	7	27	23
Total Recoveries	112	1,283	204	245	88
Net charge-offs	363	2,109	4,115	2,892	1,144
(Credit) provision for losses	(700)	250	250	950	9,867
Balance at end of year	$4,580	$5,643	$7,502	$11,367	$13,309
Ratios:
Net charge-offs to average gross loans during the year	0.05%	0.29%	0.55%	0.39%	0.15%
Net charge-offs to average non-performing loans during the year	2.87%	9.52%	15.74%	10.15%	5.24%
Allowance for loan losses to non-performing loans (end of year)	59.88%	35.45%	29.54%	43.06%	42.32%
Allowance for loan losses to total gross loans (end of year)	0.64%	0.81%	0.97%	1.61%	1.73%

Allocation of Allowance for Loan Losses. The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

					At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,300	40.14%	$3,009	46.03%	$4,692	48.17%	$6,365	39.87%	$7,812	43.55%
Multi-family	993	46.54	839	40.44	1,519	36.79	2,654	40.69	3,643	36.12
Commercial	1,051	5.29	1,654	8.01	1,131	11.28	2,254	15.26	1,599	14.72
Other loans:
Automobile	136	6.35	83	3.85	62	2.25	59	2.55	185	3.83
Home equity	2	0.09	4	0.10	63	0.10	13	0.13	9	0.14
Other	98	1.59	54	1.57	35	1.39	22	1.50	61	1.64
Total allowance for loan losses	$4,580	100.00%	$5,643	100.00%	$7,502	100.00%	$11,367	100.00%	$13,309	100.00%

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
At June 30, 2014, our investment portfolio totaled $57.3 million and consisted entirely of investment grade collateralized mortgage obligations and mortgage-backed securities. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management’s projected demand for funds for loan originations, deposits, and other activities. At June 30, 2014 we held no trust preferred securities, private-label asset-backed securities, or securities that are less than investment grade, and have never invested in such securities.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At June 30,
	2014		2013		2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Fannie Mae	$6,933	12.11%	$8,510	16.15%	$13,961	25.57%
Freddie Mac	24,136	42.14	21,565	40.91	5,410	9.91
Ginnie Mae	4,147	7.24	—	—	—	—
Collateralized mortgage obligations:
Fannie Mae	8,640	15.08	13,125	24.90	21,060	38.58
Freddie Mac	13,027	22.74	8,980	17.04	12,966	23.75
Total securities available-for-sale	$56,883	99.31%	$52,180	99.00%	$53,397	97.81%

Securities held-to-maturity:
Mortgage-backed securities:
Fannie Mae	$100	0.18%	$119	0.23%	$133	0.24%
Freddie Mac	58	0.10	74	0.14	92	0.17
Ginnie Mae	30	0.05	36	0.07	44	0.08
Collateralized mortgage obligations:
Fannie Mae	207	0.36	296	0.56	596	1.09
Freddie Mac	—	—	—	—	332	0.61
Total securities held-to-maturity	$395	0.69%	$525	1.00%	$1,197	2.19%

Total securities	$57,278	100.00%	$52,705	100.00%	$54,594	100.00%

Other earning assets:
Federal funds sold	$61,265	91.74%	$76,810	92.86%	$56,235	86.84%
FHLB stock	5,519	8.26	5,902	7.14	8,525	13.16
Total other earning assets	$66,784	100.00%	$82,712	100.00%	$64,760	100.00%

Total securities and other earning assets	$124,062		$135,417		$119,354

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$6,824	2.41%	$6,824	$6,933	2.41%
Freddie Mac	—	—	—	—	—	—	24,469	1.76	24,469	24,136	1.76
Ginnie Mae	—	—	—	—	—	—	4,146	2.41	4,146	4,147	2.41
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	8,632	0.89	8,632	8,640	0.89
Freddie Mac	—	—	—	—	—	—	13,030	0.66	13,030	13,027	0.66
Total securities available-for-sale	$—	—%	$—	—%	$—	—%	$57,101	1.50%	$57,101	$56,883	1.50%

Securities held-to-maturity:
Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$100	1.63%	$100	$103	1.63%
Freddie Mac	—	—	—	—	—	—	58	4.35	58	60	4.35
Ginnie Mae	—	—	9	2.75	12	1.62	9	1.63	30	31	1.95
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	207	1.87	—	—	207	212	1.87
Total securities held-to-maturity	$—	—%	$9	2.75%	$219	1.86%	$167	2.58%	$395	$406	2.18%

Total securities	$—	—%	$9	2.75%	$219	1.86%	$57,268	1.50%	$57,496	$57,289	1.51%

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by government-sponsored enterprises (“GSEs”) such as Federal National Mortgage Association (“Fannie Mae”), Freddie Mac or by a wholly-owned government corporation, Government National Mortgage Association (“Ginnie Mae”). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these GSEs.
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
Federal Home Loan Bank Stock. As a member of the FHLB of San Francisco, we are required to own capital stock in the FHLB. The amount of stock we hold is based on percentages specified by the FHLB of San Francisco on our asset value, outstanding advances, and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the FHLB of San Francisco. The carrying value of FHLB stock totaled $5.5 million as of June 30, 2014. The declaration of FHLB stock dividends are subject to the discretion of the board of directors of the FHLB.
Equity Investment. At June 30, 2014, we also had an investment in an affordable housing fund totaling $297,000 for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated regularly for impairment based on the remaining allocable tax credits and tax benefits.
Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by the Bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized. At June 30, 2014, the cash surrender value was $14.2 million.

Sources of Funds
General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturity of investment securities, borrowings, and funds provided from operations.
Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. At June 30, 2014, approximately 33.0% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program, one of the largest employers in Southern California. Our ATMs are located in our branches and near Kaiser Permanente Medical Centers and office buildings. We currently do not accept brokered deposits and had none at June 30, 2014.
The flow of deposits is influenced significantly by general economic conditions, changes in interest bearing demand deposits, money market, prevailing interest rates and bi-weekly direct deposits from customers. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are a relatively stable source of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.
The following table sets forth our deposit flows during the years indicated.

	Year Ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Opening balance	$654,646	$682,889	$634,709
Deposits, net of withdrawals	(7,022)	(34,810)	40,380
Interest credited	5,199	6,567	7,800
Ending balance	$652,823	$654,646	$682,889

Net (decrease) increase in deposits	$(1,823)	$(28,243)	$48,180
Percent (decrease) increase in deposits	(0.28)%	(4.14)%	7.59%

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	At June 30,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$60,569	9.28%	$65,694	10.04%	$71,319	10.44%
Interest-bearing demand	81,781	12.53	14,456	2.21	7,771	1.14
Savings	125,770	19.27	134,856	20.60	140,921	20.64
Money Market	138,169	21.15	159,555	24.37	156,004	22.84
Certificates of deposit:
0.10%—1.99%	129,569	19.85	119,986	18.33	122,456	17.93
2.00%—2.99%	114,359	17.52	127,976	19.55	147,200	21.56
3.00%—3.99%	2,592	0.40	18,176	2.77	18,995	2.78
4.00%—4.99%	14	—	13,947	2.13	18,155	2.66
5.00%—5.99%	—	—	—	—	68	0.01
Total Certificates of deposit	246,534	37.77	280,085	42.78	306,874	44.94
Total	$652,823	100.00%	$654,646	100.00%	$682,889	100.00%
As of June 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $133.1 million as compared to $150.0 million at June 30, 2013. The following table sets forth the maturity of those certificates as of June 30, 2014.

Maturity Period	Certificates of Deposit
(Dollars in thousands)
Three months or less	$9,825
Over three through six months	11,023
Over six through twelve months	24,412
Over twelve months	87,862
Total	$133,122

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of San Francisco. See Note 10 of the Notes to our Consolidated Financial Statements.
We may obtain advances from the FHLB of San Francisco secured by our single-family and multi-family residential loans with an aggregate unpaid principal balance of $522.6 million at June 30, 2014. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2014, we had $85.0 million in FHLB advances outstanding and we had available credit for advances in the amount of $259.4 million. We interchange the use of deposits and borrowings to fund assets, such as the origination of loans, depending on various factors including liquidity and asset/liability management strategies. We also have an established short-term line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2014, we pledged $28.5 million in commercial real estate loans, $32.9 million in automobile loans and $54,000 in investment securities to secure any future borrowings under the line with the Federal Reserve Bank. At June 30, 2014, the available line of credit was $47.6 million. We have never drawn on this short-term line of credit.
The following table sets forth information as to our Federal Home Loan Bank advances at or for the years indicated.

	At or For the Year Ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of year	$85,000	$60,000	$80,000
Average balance outstanding	75,385	69,231	93,077
Maximum month-end balance	85,000	80,000	110,000
Weighted average interest rate during the year	1.59%	2.00%	3.16%
Weighted average interest rate at end of year	1.57%	1.64%	2.33%
Employees
At June 30, 2014, we had a total of 118 full-time employees and 3 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.
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
The Dodd Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the former bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the OTS, and required Simplicity Bank to be regulated by the OCC (the primary federal regulator for national banks) as of July 21, 2011. The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, like the Company, in addition to bank holding companies which it previously regulated. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Simplicity Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators (in Simplicity Bank’s case, the OCC). The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.
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
Permissible Activities. Under present law, the business activities of Simplicity Bancorp, Inc. are generally limited to those activities permissible for financial holding companies, bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities, makes an election to be treated as a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of such activity. As of June 30, 2014, Simplicity Bancorp, Inc. has not elected to be a financial holding company.
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

(i)the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.
The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The final capital rule discussed below implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
Source of Strength. The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
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
Federal Banking Regulation
Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts.
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
At June 30, 2014, the Bank’s capital exceeded all applicable requirements.
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
Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized federal savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:
•well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital (3% for federal savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital (3% for federal savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); or
•critically undercapitalized (less than 2% tangible capital).

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remainsin place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At June 30, 2014, the Bank met the criteria for being considered “well-capitalized.”
The final rule that will increase regulatory capital requirements, discussed under “Capital Requirements,” will adjust the prompt corrective action categories accordingly.
Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2014, the Bank was in compliance with the loans-to-one borrower limitations.
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

A federal savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of laws. At June 30, 2014, Simplicity Bank held 93.93% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.
Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application with the OCC for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years,

•the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or
•the savings bank is not eligible for expedited treatment of its filings.
The OCC may disapprove an application if:
•the savings bank would be undercapitalized following the distribution;

•the proposed capital distribution raises safety and soundness concerns; or
•the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
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
As required by the Dodd-Frank Act, the FDIC issued a rule revising the risk-based deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments. Under the rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity, instead of total deposits. The rule also revised the assessment rate schedule to provide for assessments ranging from 2.5 to 45 basis points.
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2014, the annualized FICO assessment was equal to 0.62 basis points of total assets less tier 1 capital.
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

Federal Home Loan Bank System. Simplicity Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of San Francisco, Simplicity Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2014, Simplicity Bank was in compliance with this requirement.
Federal Reserve System
Federal Reserve Board regulations require federal savings banks to maintain reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2014, Simplicity Bank was in compliance with these reserve requirements.
Other Regulations
Interest and other charges collected or contracted for by Simplicity Bank are subject to state usury laws and federal laws concerning interest rates. Simplicity Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•Truth in Savings Act; and

◦	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
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
Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2014, Simplicity Bank had no net operating loss carryovers for federal income tax purposes.
Corporate Dividends-Received Deduction. Simplicity Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Simplicity Bank as a wholly owned subsidiary.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At June 30, 2014, Simplicity Bancorp, Inc. and its subsidiary have no capital loss carryovers.
State Taxation
Simplicity Bancorp, Inc. and Simplicity Bank are subject to the California Corporate (Franchise) tax which is assessed at the rate of 10.84%. For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in California law. Simplicity Bancorp, Inc. and Simplicity Bank are currently under examination by the State of California Franchise Tax Board for tax years ended June 30, 2007 through 2011.
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
A return of recessionary economic conditions in our primary market of California, could seriously impair the value of our loan portfolio and adversely affect our results of operations.
All our real estate loans are secured by properties located in California. Decreases in California real estate values can adversely affect the value of properties collateralizing our loans and increase the risk that we would incur losses if borrowers default on their loans.
As of June 30, 2014, 92.1% or $662.7 million of our loan portfolio consisted of loans secured by real estate properties located in California. Although the impact on the Bank of the negative credit cycle has stabilized and credit quality indicators have improved, weak economic conditions and ongoing strains in the financial and housing markets in California have and may continue to reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. In the event that we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic or local conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain significant loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings. See “Item 1-Business- Market Area- Asset Quality.”
Our loan portfolio possesses increased risk due to our level of multi-family residential real estate and commercial real estate loans which could increase our level of provision for loan losses.
Our outstanding multi-family residential real estate and commercial real estate loans accounted for 51.8%, or $373.1 million, of our total loan portfolio as of June 30, 2014. Generally, management considers these types of loans to involve a higher degree of risk compared to permanent first mortgage loans on one-to-four family, owner occupied residential properties. Multi-family residential real estate and commercial real estate loans are underwritten on the income producing potential of the property or the successful operation of the borrowers’ or tenants’ businesses, financial strength of the borrower and any guarantors. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.
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
A significant portion of our one-to-four family residential loans are nonconforming to secondary market requirements, and are therefore, not saleable to Freddie Mac or Fannie Mae. At June 30, 2014, about 17.0% of our one-to-four family residential loan portfolio consisted of loans that were considered nonconforming due to loan size. Included in non-accrual loans at June 30, 2014 were four loans totaling $1.7 million that were nonconforming due to each loan’s principal amount.
As of June 30, 2014, we held in portfolio one-to-four family interest-only mortgage loans totaling $11.6 million or 1.6% of gross loans as compared to $15.4 million or 2.2% of gross loans at June 30, 2013. The interest rates on these loans are generally initially fixed for three, five, seven or ten year terms and then adjust in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term. At June 30, 2014, all of these loans convert to fully-amortizing status within the next five years. From February 2004 until February 2007, we originated or purchased interest-only loans which were underwritten at the fully indexed and fully amortized rate. During this period, we also purchased loans made to borrowers who provided limited or no documentation of income, known as stated income loans. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. At June 30, 2014, we had $24.9 million in stated income loans, or 3.5% of gross loans, as compared to $35.8 million, or 5.2% of gross loans at June 30, 2013. Included in our stated income loans at June 30, 2014 were $3.2 million in interest-only loans. Included in non-accrual loans at June 30, 2014 and 2013 was $2.8 million and $5.2 million in one-to-four family residential loans that are interest-only or stated income loans. We have not purchased any interest-only or stated income one- to-four family loans since 2007.
Nonconforming one-to-four family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and we cannot sell such loans to the government sponsored enterprises which may result in higher levels of provision for loan losses. The percentage of nonconforming loans that are either performing or less than 60 days delinquent at June 30, 2014 was 99.8% as compared to 99.4% at June 30, 2013. There can be no assurance that our nonconforming loan portfolio would not be adversely affected should regional and national economic conditions deteriorate further. In addition, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan losses.

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
In the event that loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the loan portfolio and historical loss and delinquency experience, as well as overall economic conditions and peer data. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance for loan losses is also periodically reviewed by our regulators, who may disagree with the allowance and require us to increase such amount. Additions to the allowance for loans losses would be made through increased provisions for loan losses and could negatively affect our results of operations. At June 30, 2014, our allowance for loan losses was $4.6 million, or 0.6% of total loans and 59.9% of non-performing loans as compared to $5.6 million, or 0.8% of total loans and 35.5% of non-performing loans at June 30, 2013.
If our non-performing assets increase, our earnings may be reduced.
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
Our litigation related costs might increase.
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
We are dependent upon the services of our senior management team. Our strategy and operations are directed by the senior management team. The only senior executive with an employment agreement is our President and Chief Executive Officer ("CEO"). Any loss of the services of the President and CEO or other members of the management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets.
Strong competition in our primary market area may reduce our ability to attract and retain deposits and also may increase our cost of funds.
We operate in a very competitive market for the attraction of deposits, the primary source of our funding. Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. In recent years competition has also come from institutions that largely deliver their services over the internet. Such competitors have the competitive advantage of lower infrastructure costs. Particularly in times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates, competition for interest bearing deposits increases as customers, particularly certificate of deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, Simplicity Bank may incur a higher cost of funds in an effort to attract and retain customer deposits. We strive to grow our lower cost core deposits, such as non-interest bearing checking accounts, in order to reduce our cost of funds.

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
United States financial markets and economic conditions, particularly in our geographic market area, may adversely affect our business and financial results.

Since 2007, negative developments in the housing market, including decreased home prices and increased delinquencies and foreclosures by comparison with pre-recession levels, have negatively impacted the credit performance of mortgage loans and have resulted in significant write-downs of assets by many financial institutions, including the Bank. In addition, the values of real estate collateral supporting many loans declined and may continue to decline. National economic data, particularly from the labor market, has shown signs of improvements. The national unemployment rate declined from 7.5% in June 2013 to 6.1% in June 2014. There was a general downward shift in the Federal Open Market Committee's expectation for the unemployment rate over the next few years as evidenced by their forecasts of 5.6% to 5.9% in 2015 and 5.2% to 5.6% in 2016. Economic activity continued to expand at a moderate pace. Housing prices have also moved higher over the past year and consumer sentiment continues to improve. The recovery for California still lags behind the rest of the nation as evidenced by the higher unemployment rate of 7.4% as of June 2014. While the impact on the negative credit cycle of many financial institutions is beginning to stabilize, however, there are risks associated with the sustainability of the improving market dynamics as a result of lingering effects of tax increases that could restrain consumption and rising interest rates that might slow the economy. Continued declines in both the volume of real estate sales and the related sales price coupled with the weak economic environment and the associated high unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital, liquidity, financial condition and business operations. These declines may have a greater affect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified. Moreover, any declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.
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

•
the OCC became the primary federal regulator for federal savings banks such as Simplicity Bank (replacing the Office of Thrift Supervision), and the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Simplicity Bancorp, Inc.;

•	the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

•
the Federal Reserve Board has set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The new rule for savings and loan holding companies has set January 1, 2015 as the date the new capital requirements will begin to apply;

•
the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•
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

•
federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, our operating and compliance costs, and possibly our interest expense, may increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations. Higher capital levels would reduce our ability to grow and increase our interest-earning assets which would adversely affect our return on stockholders’ equity.
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

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Simplicity Bank and Simplicity Bancorp, Inc. on January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
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
Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in Simplicity Bancorp, Inc.’s common stock has been relatively small, averaging less than 25,000 shares per day during 2014. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings.
A key component of our strategy is to increase the extent to which we sell in the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tend to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase.
New regulations could restrict our ability to originate loans.
The Consumer Financial Protection Bureau has issued a rule that became effective in January 2014, requiring creditors to assess a borrower's ability to repay a mortgage loan. Loans that meet this "qualified mortgage" definition will be presumed to have complied with the new ability-to-repay standard and enjoy special protection. Under the Consumer Financial Protection Bureau's rule, a "qualified mortgage" loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less 'bona fide discount points" for prime loan);
•interest-only payments;
•negative-amortization; and
•terms longer than 30 years.
Also, to qualify as a "qualified mortgage," a borrower's total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau's rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
At June 30, 2014, we had seven full service retail branches. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $3.2 million at June 30, 2014.
The following table provides a list of our offices.

Location	Owned or Leased	Lease Expiration Date	Deposits at June 30, 2014 (In thousands)

EXECUTIVE OFFICE
1359 North Grand Avenue Covina, CA 91724	Leased	April 2020	n/a

LOCATIONS:
650 South Grand Avenue, Suite 105 Glendora, CA 91740	Leased	February 2023	$148,638

252 South Lake Avenue Pasadena, CA 91101	Leased	May 2015	70,854

9714 Sierra Avenue, Suite 101 Fontana, CA 92335	Leased	January 2017	98,123

8501 Van Nuys Boulevard Panorama City, CA 91402	Leased	February 2016	126,929

114 Stonewood Street Downey, CA 90241	Leased	March 2016	73,716

26640 Western Avenue, Suite N Harbor City, CA 90710	Leased	March 2016	49,736

1118 N. Vermont Avenue Los Angeles, CA 90029	Leased	November 2015	91,047

11810 Pierce Street, Suite 150(1) Riverside, CA 92505	Owned	n/a	n/a

(1)	Business continuity (IT center)

We believe that our current facilities are adequate to meet the present needs of Simplicity Bank and Simplicity Bancorp, Inc. We continue to evaluate our owned and leased facilities and may determine from time to time that certain of our premises and facilities are no longer in alignment with our business objectives. The properties leased are under various agreements with expiration dates through fiscal year 2023, some with lease renewal options that could extend certain leases through fiscal year 2038.
We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2014 was $533,000.

Item 3. Legal Proceedings.
From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. At June 30, 2014, we do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is currently traded on the Nasdaq Global Select Market under the symbol “SMPL.” We own 100% of Simplicity Bank. The approximate number of holders of record of our common stock as of August 29, 2014 is 2,655. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table sets forth the high and low sales prices by quarter for our shares of common stock and cash dividends paid per share for the years ended June 30, 2014 and 2013.
The high and low sales prices for the quarterly periods noted below were obtained from the Nasdaq Stock Market.

	Market Price Range
	High	Low	Dividends
Year ended June 30, 2014
Quarter ended September 30, 2013	$15.79	$14.45	$0.08
Quarter ended December 31, 2013	$16.49	$15.11	$0.08
Quarter ended March 31, 2014	$18.43	$16.07	$0.08
Quarter ended June 30, 2014	$17.90	$16.02	$0.09

Year ended June 30, 2013
Quarter ended September 30, 2012	$15.74	$13.87	$0.08
Quarter ended December 31, 2012	$15.49	$13.50	$0.08
Quarter ended March 31, 2013	$15.69	$14.02	$0.08
Quarter ended June 30, 2013	$15.45	$14.02	$0.08

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

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on June 30, 2009 and that all dividends were reinvested.

	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014
Simplicity Bancorp, Inc.**	100	104.07	104.39	127.79	128.08	157.35
Russell 2000	100	121.48	166.93	163.46	203.03	251.02
SNL Thrift NASDAQ	100	103.68	101.14	101.64	128.45	151.88
**Prior to November 19, 2010, the Company refers to K-Fed Bancorp and the stock price has been adjusted to reflect the 0.7194 exchange ratio.

Dividend Policy
Dividend payments by Simplicity Bancorp, Inc. are dependent primarily on dividends it receives from Simplicity Bank. A regulation of the OCC imposes limitations on “capital distributions” by savings institutions. See “Federal Banking Regulations-Capital Distributions.” In fiscal 2014, Simplicity Bank declared and paid $15.0 million in cash dividends to its parent, Simplicity Bancorp. Inc. In addition, Simplicity Bancorp, Inc. is subject to state law limitations on the payment of dividends. Maryland law generally limits dividends to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend and to an amount that would not make us insolvent.
Equity Compensation Plans
Set forth below is information, as of June 30, 2014, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	161,839	$16.26	849,527
Equity compensation plans not approved by stockholders	—	—	—
Total	161,839	$16.26	849,527

(1)	Consists of options granted to directors and employees to purchase stock under the 2004 Stock Option Plan. There were no stock options granted under the 2011 Equity Incentive Plan.
Issuer Purchases of Equity Securities

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan*
4/1/14 – 4/30/14	62,165	$17.28	62,165	279,998
5/1/14 – 5/31/14	39,919	16.98	39,919	240,079
6/1/14 – 6/30/14	—	—	—	—
Total	102,084	$17.16	102,084	240,079

* On February 27, 2014, the Company announced that its Board of Directors authorized the sixth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares upon completion of the fifth stock repurchase program, or up to approximately 374,393 shares. Since November 2011, the Company has repurchased 2,312,765 shares under six previously announced stock repurchase programs.

Item 6. Selected Financial Data.
The following tables set forth selected consolidated historical financial and other data of Simplicity Bancorp, Inc. and its subsidiary for the years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of Simplicity Bancorp, Inc. and related notes to the consolidated financial statements. The information at June 30, 2014 and 2013 and for the years ended June 30, 2014, 2013 and 2012 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at June 30, 2012, 2011, and 2010 and for the years ended June 30, 2011 and 2010 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K. The information presented prior to November 19, 2010 is of K-Fed Bancorp, Simplicity Bancorp, Inc.’s predecessor company.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$879,188	$867,377	$923,330	$856,439	$866,802
Cash and cash equivalents	69,253	85,674	66,018	89,654	39,560
Interest earning time deposits in other financial institutions	—	—	—	11,669	19,267
Securities available-for-sale	56,883	52,180	53,397	16,038	2,290
Securities held-to-maturity	395	525	1,197	2,202	3,751
Federal Home Loan Bank stock	5,519	5,902	8,525	10,334	12,179
Loans receivable, net	715,750	689,708	764,717	696,646	757,985
Deposits	652,823	654,646	682,889	634,709	630,694
Borrowings	85,000	60,000	80,000	60,000	137,000
Total stockholders’ equity	136,886	145,438	154,148	157,399	94,705

	For the year ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$33,430	$36,329	$40,629	$43,586	$45,014
Total interest expense	6,404	7,870	10,616	13,940	18,088
Net interest income	27,026	28,459	30,013	29,646	26,926
(Credit) provision for loan losses	(700)	250	250	950	9,867
Net interest income after (credit) provision for loan losses	27,726	28,209	29,763	28,696	17,059
Total noninterest income	5,639	6,680	4,677	4,101	4,689
Total noninterest expense	24,890	25,139	22,922	19,164	17,022
Income before income tax expense	8,475	9,750	11,518	13,633	4,726
Income tax expense	3,162	3,529	4,298	4,880	1,386
Net income	$5,313	$6,221	$7,220	$8,753	$3,340
Basic earnings per share	$0.72	$0.76	$0.81	$0.95	$0.35
Diluted earnings per share	$0.72	$0.76	$0.81	$0.95	$0.35
Dividends per share	$0.33	$0.32	$0.26	$0.31	$0.61

	At or for the Year Ended June 30,
	2014	2013	2012	2011	2010
Selected Operating Ratios:
Return on assets (ratio of net income to average total assets)	0.62%	0.69%	0.79%	1.00%	0.38%
Return on equity (ratio of net income to average total equity)	3.78%	4.16%	4.57%	6.62%	3.58%
Dividend payout ratio(1)	45.69%	42.07%	32.24%	33.04%	172.31%
Ratio of noninterest expense to average total assets	2.87%	2.78%	2.48%	2.23%	1.92%
Efficiency ratio(2)	75.94%	71.33%	65.89%	57.26%	53.84%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.18%	126.98%	127.58%	123.49%	115.90%
Average interest rate spread	3.10%	3.07%	3.09%	3.15%	2.84%
Interest rate spread at end of year(3)	2.95%	3.01%	3.16%	3.22%	3.17%
Net interest margin(4)	3.30%	3.32%	3.42%	3.54%	3.18%

Asset Quality Ratios:
Non-performing assets to total assets	0.90%	1.84%	2.89%	3.18%	3.79%
Allowance for loan losses to non-performing loans(5)	59.88%	35.45%	29.54%	43.06%	42.32%
Allowance for loan losses to total loans(5)(6)	0.64%	0.81%	0.97%	1.61%	1.73%
Net charge-offs to average outstanding loans	0.05%	0.29%	0.55%	0.39%	0.15%
Non-performing loans to total loans	1.06%	2.29%	3.29%	3.73%	4.08%

Capital Ratios:
Equity to total assets at end of year	15.57%	16.77%	16.69%	18.38%	10.93%
Average equity to average assets	16.45%	16.70%	17.23%	15.06%	10.51%
Tier 1 leverage (Bank only)	14.13%	15.28%	13.52%	13.67%	9.42%
Tier 1 risk-based (Bank only)	20.89%	22.87%	19.90%	20.79%	13.48%
Total risk-based (Bank only)	21.66%	23.85%	21.10%	21.87%	14.73%

Other Data:
Number of branches	7	7	9	9	9
Number of ATMs	45	58	58	58	57
Number of loans	8,071	7,089	6,623	5,838	7,219
Number of deposit accounts	59,555	65,085	68,726	67,317	67,439
Assets in millions per total number of full-time equivalent employees	$7.36	$6.75	$7.16	$7.55	$8.54

(1)
The dividend payout ratio is calculated using dividends declared (including those waived by K-Fed Bancorp’s mutual holding company parent, K-Fed Mutual Holding Company for periods prior to November 19, 2010) divided by net income.

	At or for the Year Ended June 30,
	2011	2010
	(Dollars in thousands)
Total dividends paid	$1,917	$1,856
Total dividends waived by K-Fed Mutual Holding Company	$975	$3,899
Total dividends paid and total dividends waived by K-Fed Mutual Holding Company	$2,892	$5,755

(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income

(3)	The spread between average yield on total interest-earning assets and average cost on total interest-bearing liabilities.

(4)	Net interest income divided by average interest-earning assets.

(5)	The allowance for loan losses at June 30, 2014, 2013, 2012, 2011, and 2010 was $4.6 million, $5.6 million, $7.5 million, $11.4 million, and $13.3 million, respectively.

(6)	Total loans are reported at their outstanding principal balances, net of charge-offs and interest payments received on impaired loans on non-accrual status.

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
Overview and Business Strategy
Our results of operations depend primarily on our net interest income, which is the difference between interest income earned on interest-earning assets, consisting of primarily loans and investment securities, and interest expense paid on interest-bearing liabilities, consisting of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, noninterest income and noninterest expenses. Noninterest income consists primarily of service charges and fees on deposit accounts, ATM fees and other charges, and gain on sale of loans. Noninterest expense consists primarily of salaries and employee benefits, occupancy and equipment, ATM expense, advertising and promotional, professional services and other expenses. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
Effective November 13, 2012, the Bank was renamed Simplicity Bank. In addition, the Company changed its name to Simplicity Bancorp, Inc. and its trading symbol to SMPL. As Simplicity Bank, the Company continued to provide value, personal service, and financial well-being for its customers and communities through simplifying banking processes for our customers with more options, better technology, and enhanced products and service capacity. During fiscal 2014, the Company continued focusing on building brand awareness, promoting our competitive loan and deposit products, and deepening customer relationships within our communities by launching extensive marketing campaigns and supporting various community events. With our seven branch offices and ATM networks strategically located at or near Kaiser Permanente facilities, we will continue to be an attractive choice for our customer base.
Our mission is to create lasting value for our customers, employees, communities and investors by simplifying the banking experience. Consistent with that mission, our goal is to promote the financial well-being of the customers and communities we serve, through the delivery of high quality financial services and prudent management. We seek to accomplish this goal by:

•
continuing our emphasis on building and expanding customer relationships by actively involving the Company in community initiatives, improving customer experience by offering online banking and bill payment services, mobile banking services and maintaining easily accessible offices and ATMs;

•	continuing our efforts to reduce non-performing assets;

•
continuing our efforts to diversify the loan portfolio to ensure growth opportunities in all major loan categories, including one-to-four family residential real estate loans, multi-family residential loans, commercial real estate loans, and consumer loans;

•
continuing strategic focus of expanding loan product offerings, enhancing application and loan delivery channels, simplifying processes and leveraging technology to align with the Company’s goal to provide customers with innovative products and superior service; and

•
continuing to focus on mortgage banking activities which primarily consists of the origination and sale of fixed rate conforming one-to-four family residential real estate loans in the secondary market with servicing generally retained.

Remote access methods, such as our 45 ATMs, voice response, call center, bill payment, online and text banking services continue to process the majority of our customer transactions. Branches strategically located for our markets provide touch points to attract new customers and facilitate transactions that cannot be completed electronically.

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
Allowance for Loan Losses. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by charge-offs and non-performing loan trends. Generally, one- to-four family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal lines of credit loans). While management intends to focus our efforts in diversifying the loan portfolio, in the past few years, our loan mix has changed as we focused our efforts on originating multi-family residential loans and offering a wider array of consumer loan products, which in turn increased our income property loan portfolio and consumer loan portfolio over historical levels. Income property lending, however, has a higher credit risk profile than consumer and one- to-four family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents probable incurred credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.
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

Comparison of Financial Condition at June 30, 2014 and June 30, 2013.
Assets. Total assets increased by $11.8 million, or 1.4%, to $879.2 million at June 30, 2014 from $867.4 million at June 30, 2013 due primarily to an increase in gross loans receivable and securities available-for-sale, partially offset by a decrease in cash and cash equivalents.
Cash and cash equivalents decreased by $16.4 million, or 19.2%, to $69.3 million at June 30, 2014 from $85.7 million at June 30, 2013. The decrease was primarily due to cash deployed to fund the net growth in loans receivable.
Our investment securities portfolio increased by $4.6 million, or 8.7%, to $57.3 million at June 30, 2014 from $52.7 million at June 30, 2013. The increase was primarily a result of new purchases of securities available-for-sale. Securities available-for-sale increased by $4.7 million, or 9.0%, to $56.9 million at June 30, 2014 from $52.2 million at June 30, 2013 due to purchases of $15.2 million in agency mortgage-backed securities and collateralized mortgage obligations, partially offset by maturities, principal repayments and amortization of existing securities.
Our gross loans receivable increased by $25.5 million, or 3.7%, to $719.9 million at June 30, 2014 from $694.3 million at June 30, 2013. The increase was primarily attributable to organic loan growth in multi-family residential loans and consumer loans, offset in part by principal repayments and payoffs in the loan portfolio in addition to the sale of newly originated conforming fixed rate one-to-four family residential loans in the secondary market. Multi-family loans increased $54.3 million, or 19.3%, to $335.0 million at June 30, 2014 from $280.8 million at June 30, 2013 due to $118.2 million in loan originations during the year ended June 30, 2014 as our emphasis remained on growing this portfolio segment. Consumer loans at June 30, 2014 which were comprised primarily of automobile loans totaling $45.7 million and unsecured loans totaling $7.4 million increased $19.5 million, or 50.9%, to $57.8 million at June 30, 2014 from $38.3 million at June 30, 2013. This growth was the result of $34.7 million and $12.2 million in automobile and unsecured loan originations, respectively, during the year ended June 30, 2014. The increase in consumer loans was primarily due to the reintroduction of automobile buying service, enhanced pricing of the vehicle loan products, the successful launch of a fully integrated on-line instant decision application, and implementation of the consumer loan sales team in fiscal 2014. The Company now offers its customers a wider array of consumer loan products with vastly improved application and delivery channels. In addition, through continued leveraging of retail delivery staff, building on brand recognition and consistent marketing of our competitive loan products, it is anticipated that our consumer loan portfolio will continue to grow. Commercial real estate loans decreased $17.6 million, or 31.6%, to $38.1 million at June 30, 2014 from $55.6 million at June 30, 2013 due to principal repayments and payoffs as there have been no new commercial real estate loan originations during the year ended June 30, 2014. One-to-four family residential real estate loans decreased $30.7 million, or 9.6%, to $289.0 million at June 30, 2014 from $319.6 million at June 30, 2013 due primarily to principal repayments and payoffs and sales of newly originated conforming fixed rate loans held for sale in the secondary market.
The allowance for loan losses decreased by $1.1 million, or 18.8%, to $4.6 million at June 30, 2014 from $5.6 million at June 30, 2013. The general valuation allowance decreased by $1.0 million to $3.6 million at June 30, 2014 from $4.6 million at June 30, 2013. The decrease in the general valuation allowance was primarily attributable to a $700,000 provision reversal due primarily to a decrease in net charge-offs as well as improved asset quality of the loan portfolio as evidenced by a lower level of classified and non-accrual loans, and a decline in the historical loss factors used to calculate the general valuation allowance. Non-performing assets decreased to $7.9 million, or 0.90% of total assets at June 30, 2014 as compared to $16.0 million, or 1.84% of total assets at June 30, 2013. Delinquent loans 60 days or more decreased to $1.1 million, or 0.16% of total loans at June 30, 2014 as compared to $5.5 million, or 0.79% of total loans at June 30, 2013. At June 30, 2014 the general valuation allowance was comprised of $1.4 million, $993,000, $999,000 and $219,000 on one-to-four family residential, multi-family residential, commercial real estate and consumer loans, respectively. At June 30, 2013 the general valuation allowance was comprised of $2.1 million, $839,000, $1.6 million and $137,000 on one-to-four family residential, multi-family residential, commercial real estate and consumer loans, respectively. The decline in the general valuation allowance on one-to-four family residential loans was a result of an improvement in historical loss factors for the portfolio coupled with a decline in the one-to-four family residential loan balance. The increase in the general valuation allowance on multi-family residential loans was primarily a result of the higher multi-family residential loan balance. The decrease in the general valuation allowance on commercial real estate loans was primarily a result of a decline in the commercial real estate loan balance as well as a decrease in the historical loss factors for the portfolio. The valuation allowances on loans individually evaluated for impairment decreased by $30,000 to $979,000 at June 30, 2014 from $1.0 million at June 30, 2013. The reduction in valuation allowances on impaired loans was attributable to continuous and timely payments from the borrowers. See “Item 1-Business—Asset Quality-Allowance for Loan Losses.”
Deposits. Total deposits decreased $1.8 million, or 0.3%, to $652.8 million at June 30, 2014 from $654.6 million at June 30, 2013. The decline was comprised of a $5.1 million decrease in non-interest bearing demand deposits partially offset by a $3.3 million increase in interest-bearing deposits.

Non-interest bearing demand deposits decreased $5.1 million, or 7.8%, from $65.7 million at June 30, 2013 to $60.6 million at June 30, 2014. The decline in non-interest bearing demand deposits was primarily a result of the promotion of our interest-bearing checking product.
The increase in interest-bearing deposits consisted of a $67.3 million, or 465.7%, increase in interest-bearing checking from $14.5 million at June 30, 2013 to $81.8 million at June 30, 2014, which was partially offset by a $33.6 million, or 12.0%, decrease in certificates of deposit from $280.1 million at June 30, 2013 to $246.5 million at June 30, 2014, a $21.4 million, or 13.4%, decrease in money market accounts from $159.6 million at June 30, 2013 to $138.2 million at June 30, 2014, and a $9.1 million, or 6.7%, decrease in savings accounts from $134.9 million at June 30, 2013 to $125.8 million at June 30, 2014. The growth in interest-bearing checking balances was due primarily to the Company's marketing strategy to promote interest-bearing checking deposits with enhanced features to deepen customer relationships. The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields at other financial institutions as accounts repriced to lower offering rates. The decline in money market balances was attributable to the promotion of interest-bearing checking. Savings accounts decreased primarily due to the discontinuation of certain savings products which traditionally had higher offering rates. The change in deposit mix was consistent with the Company's strategic decision to promote interest-bearing checking deposits to attract relationship customers in our target markets while reducing our reliance on time deposits by competing less aggressively on time deposit interest rates.
Borrowings. FHLB advances increased to $85.0 million at June 30, 2014 as compared to $60.0 million at June 30, 2013. The weighted average cost of FHLB advances was 1.57% at June 30, 2014 as compared to 1.64% at June 30, 2013. During the year ended June 30, 2014, the Bank borrowed $25.0 million in FHLB advances at a weighted average cost of 1.38%. The increase in borrowings has allowed the Bank to manage its liquidity position and improve its interest rate risk position by locking in lower cost longer term funding.
Stockholders’ Equity. Total stockholders’ equity, represented 15.6% of total assets and decreased to $136.9 million at June 30, 2014 from $145.4 million at June 30, 2013. The decrease in stockholders’ equity was primarily attributable to shares repurchased at an aggregate cost of $12.9 million during the year ended June 30, 2014 pursuant to the stock repurchase programs previously announced as well as cash dividends paid of $2.4 million, partially offset by net income of $5.3 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth certain information for the years ended June 30, 2014, 2013 and 2012, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.

	For the year ended June 30,
	2014			2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-Earning Assets
Loans receivable(1)(2)	$716,494	$32,260	4.50%	$728,978	$35,501	4.87%	$709,394	$39,619	5.58%
Securities(3)	47,617	686	1.44	55,758	492	0.88	47,718	672	1.41
Federal funds sold	47,856	111	0.23	65,930	155	0.24	106,017	262	0.25
FHLB stock	5,903	373	6.32	7,418	181	2.44	9,457	38	0.40
Interest-earning deposits in other financial institutions	—	—	—	—	—	—	4,908	38	0.77
Total interest-earning assets	817,870	33,430	4.09	858,084	36,329	4.23	877,494	40,629	4.63
Noninterest earning assets	37,513			37,115			39,014
Total assets	$855,383			$895,199			$916,508
Interest-Bearing Liabilities
Interest-bearing checking	$24,724	$146	0.59%	$12,088	$6	0.05%	$2,107	$3	0.14%
Money market	159,560	367	0.23	162,405	413	0.25	143,080	659	0.46
Savings deposits	129,731	127	0.10	135,303	159	0.12	137,109	293	0.21
Certificates of deposit	258,795	4,568	1.77	296,751	5,906	1.99	312,421	6,718	2.15
Borrowings	75,385	1,196	1.59	69,231	1,386	2.00	93,077	2,943	3.16
Total interest-bearing liabilities	648,195	6,404	0.99	675,778	7,870	1.16	687,794	10,616	1.54
Noninterest bearing liabilities	66,514			69,900			70,835
Total liabilities	714,709			745,678			758,629
Equity	140,674			149,521			157,879
Total liabilities and equity	$855,383			$895,199			$916,508
Net interest spread(4)		$27,026	3.10%		$28,459	3.07%		$30,013	3.09%
Margin(5)			3.30%			3.32%			3.42%
Ratio of interest-earning assets to interest-bearing liabilities	126.18%			126.98%			127.58%

(1) Calculated net of deferred fees, loan loss reserves and includes non-accrual loans.
(2) Interest income includes net loan (costs)/fees of ($180,000), ($164,000), and $50,000 for the years ended June 30, 2014, 2013, and 2012, respectively.
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

	For the Year Ended June 30, 2014 vs. 2013				For the Year Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(in thousands)
Interest-Earning Assets
Loans receivable(1)	$(608)	$(2,679)	$46	$(3,241)	$1,094	$(5,072)	$(140)	$(4,118)
Securities	(72)	311	(45)	194	113	(251)	(42)	(180)
Federal funds sold	(43)	(2)	1	(44)	(99)	(13)	5	(107)
FHLB stock	(37)	288	(59)	192	(8)	193	(42)	143
Interest-earning deposits in other financial institutions	—	—	—	—	(38)	(38)	38	(38)
Total interest-earning assets	$(760)	$(2,082)	$(57)	$(2,899)	$1,062	$(5,181)	$(181)	$(4,300)
Interest-Bearing Liabilities
Interest-bearing checking	$6	$66	$68	$140	$14	$(2)	$(9)	$3
Money market	(7)	(40)	1	(46)	89	(295)	(40)	(246)
Savings deposits	(6)	(27)	1	(32)	(4)	(132)	2	(134)
Certificates of deposit	(755)	(668)	85	(1,338)	(337)	(500)	25	(812)
Borrowings	123	(288)	(25)	(190)	(754)	(1,080)	277	(1,557)
Total interest-bearing liabilities	$(639)	$(957)	$130	$(1,466)	$(992)	$(2,009)	$255	$(2,746)
Change in net interest income/spread	$(121)	$(1,125)	$(187)	$(1,433)	$2,054	$(3,172)	$(436)	$(1,554)

(1) Total loans are net of deferred fees and costs.

Comparison of Results of Operations for the Years Ended June 30, 2014 and June 30, 2013.
General. Net income for the year ended June 30, 2014 was $5.3 million, a decrease of $908,000, or 14.6%, as compared to net income of $6.2 million for the year ended June 30, 2013. Earnings per basic and diluted common share were $0.72 for the year ended June 30, 2014, compared to $0.76 for the year ended June 30, 2013. The decrease in net income was due primarily to decreases in net interest income and noninterest income, partially offset by a reversal in provision for loan losses and a decrease in noninterest expense.
Interest Income. Interest income decreased $2.9 million, or 8.0%, to $33.4 million for the year ended June 30, 2014 from $36.3 million for the year ended June 30, 2013. The decline in interest income was primarily due to a decrease in interest and fees on loans, partially offset by increases in interest on securities and FHLB dividends.
Interest and fees on loans decreased $3.2 million, or 9.1%, to $32.3 million for the year ended June 30, 2014 from $35.5 million for the year ended June 30, 2013. The primary reasons for the decrease were the lower average loan balance from $729.0 million for the year ended June 30, 2013 to $716.5 million during the year ended June 30, 2014 and a decline of 37 basis points in the average yield on loans from 4.87% for the year ended June 30, 2013 to 4.50% for the year ended June 30, 2014. Average loan balance declined primarily as the result of the continuous decrease in the commercial real estate loan portfolio due to loan payoffs in 2014. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and payoffs of higher yielding seasoned loans during fiscal 2014 as a result of the low interest rate environment.

Interest income on securities increased by $194,000, or 39.4%, to $686,000 for the year ended June 30, 2014 from $492,000 for the year ended June 30, 2013. The increase was primarily attributable to an increase in the average yield on securities from 0.88% for the year ended June 30, 2013 to 1.44% for the year ended June 30, 2014 due to new purchases of higher yielding securities.

FHLB dividends increased by $192,000, or 106.1%, to $373,000 for the year ended June 30, 2014 from $181,000 for the year ended June 30, 2013, primarily due to the higher average dividend yield on FHLB stock of 6.32% for the year ended June 30, 2014 compared to 2.44% for the year ended June 30, 2013.
Interest Expense. Interest expense decreased $1.5 million, or 18.6% to $6.4 million for the year ended June 30, 2014 from $7.9 million for the year ended June 30, 2013. The decline reflected a reduction in the average cost of funds on deposits and borrowings as well as a lower average balance of deposits, partially offset by a higher average balance of borrowings during the year ended June 30, 2014.
Interest expense on deposits decreased $1.3 million, or 19.7% to $5.2 million during the year ended June 30, 2014 as compared to $6.5 million for fiscal 2013. The primary reason for the decrease was a 16 basis points decline in the average cost of deposits from 1.07% for the year ended June 30, 2013 to 0.91% for the year ended June 30, 2014 due to the downward repricing of deposits in the continuing low interest rate environment. In addition, the average balance of deposits decreased $33.7 million to $572.8 million for the year ended June 30, 2014 from $606.5 million for the year ended June 30, 2013. The decrease in the average balance of deposits was primarily a result of a decrease in average balance of certificates of deposit due to non-relationship customers seeking higher yields at other financial institutions as accounts reprice to lower interest rates.
Interest expense on borrowings decreased $190,000, or 13.7% to $1.2 million during the year ended June 30, 2014 as compared to $1.4 million for fiscal 2013. The decrease was primarily attributable to a 41 basis points decrease in the average cost of borrowings from 2.00% for the year ended June 30, 2013 to 1.59% for the year ended June 30, 2014 resulting from a $25.0 million increase in FHLB advances during the second quarter of 2014 at a lower weighted average cost of 1.38%.
Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in ASC 310, “Receivables.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. See “-Critical Accounting Policies and Estimates” and “Item 1-Business- Asset Quality- Allowance for Loan Losses.”
During the year ended June 30, 2014, a $700,000 reversal of provision for loan losses was recorded as compared to a $250,000 provision for loan losses for the year ended June 30, 2013. The improvement in the provision was primarily a result of continued asset quality improvement evidenced by declining net charge-offs, delinquency ratios and a lower level of classified loans and non-performing assets during the year ended June 30, 2014 compared to prior fiscal year. Net charge-offs decreased to

0.05% of average outstanding loans for the year ended June 30, 2014 as compared to 0.29% of average outstanding loans last year. Non-performing assets decreased to $7.6 million, or 0.90% of total assets at June 30, 2014 as compared to $16.0 million, or 1.84% of total assets at June 30, 2013. Delinquent loans 60 days or more past due were $1.1 million, or 0.16% of total loans at June 30, 2014 as compared to $5.5 million, or 0.79% of total loans at June 30, 2013. Loans 30 to 59 days delinquent increased to $3.3 million, or 0.47% of total loans at June 30, 2014, as compared to $584,000, or 0.08% of total loans at June 30, 2013. Loans 30 to 59 days delinquent were either criticized or classified assets. Some loans 30 to 59 days delinquent were individually evaluated for impairment and others were collectively evaluated for impairment with additional qualitative adjustments factored in due to loan classification.
The reversal of provision for loan losses was comprised of a $680,000 reversal in provision on one-to-four family loans, a $395,000 provision on multi-family loans, a $604,000 reversal in provision on commercial real estate loans, a $84,000 provision on automobile loans, a $2,000 reversal in provision on home equity loans and a $107,000 provision on other loans. The decrease in provision on one-to-four family residential loans was primarily due to decreases in the historical loss factors on such loans and the balance of one-to-four family loans collectively evaluated for impairment. The increase in provision on multi-family loans was primarily due to charge-offs and an increase in the balance of multi-family loans collectively evaluated for impairment offset by a decline in the overall historical loss factors on multi-family loans collectively evaluated for impairment. The decrease in provision on commercial real estate loans was primarily due to decreases in the historical loss factors on such loans and the balance of commercial real estate loans collectively evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.
Noninterest Income. Our noninterest income decreased $1.0 million, or 15.6%, to $5.6 million for the year ended June 30, 2014 as compared to $6.7 million for the year ended June 30, 2013 due primarily to a decline in gains on one-to-four family residential mortgage loans sold, partially offset by an increase in service charges and fees.
Net gain on sales of loans decreased $1.6 million, or 73.0%, to $575,000 for the year ended June 30, 2014 as compared to $2.1 million for the year ended June 30, 2013, reflecting the impact of lower loan sale volume as a result of the increase in mortgage interest rates during the year ended June 30, 2014 and resulting decline in consumer refinancing activities.
Service charges and fees increased $332,000, or 19.9%, to $2.0 million for the year ended June 30, 2014 as compared to $1.7 million for the year ended June 30, 2013, primarily attributable to higher mortgage loan servicing fee income as well as higher service charge income on non-interest bearing demand deposits during the year ended June 30, 2014. Management periodically reviews service charge rates to compensate for services provided while still maintaining a competitive position.
Noninterest Expense. Our noninterest expense decreased slightly by $249,000, or 1.0%, to $24.9 million for the year ended June 30, 2014 as compared to $25.1 million for the year ended June 30, 2013 primarily due to a decrease in salaries and benefits expense and a decline in federal deposit insurance premiums, partially offset by increases in REO and foreclosure expenses and advertising and promotional expenses.
Salaries and benefits expense decreased $677,000, or 5.3%, to $12.1 million in fiscal 2014 as compared to $12.8 million in fiscal 2013 primarily due to a lump sum severance payment to a former executive during the quarter ended December 31, 2012 in addition to a decrease in the number of full-time equivalent employees in fiscal 2014.
Federal deposit insurance premiums decreased $143,000, or 22.3%, to $498,000 in fiscal 2014 as compared to $641,000 in fiscal 2013 resulting from a decrease in average consolidated total assets.
    REO and foreclosure expenses were $36,000 in fiscal 2014 as compared to a gain of $222,000 in fiscal 2013. The gain in fiscal 2013 was due primarily to a recovery of foreclosure expenses on a multi-family loan and a gain on sale of a REO property.
Advertising and promotional expenses increased $231,000, or 21.9%, to $1.3 million in fiscal 2014 as compared to $1.1 million in fiscal 2013. The increase was primarily due to continued branding and marketing campaign efforts in fiscal 2014.
Income Tax Expense. Income tax expense decreased $367,000, or 10.4% to $3.2 million for the year ended June 30, 2014 as compared to $3.5 million for the year ended June 30, 2013. This decrease was primarily the result of lower pretax income for the year ended June 30, 2014 compared to the year ended June 30, 2013. The effective tax rates were 37.3% and 36.2% for the years ended June 30, 2014 and 2013, respectively. This increase in effective tax rate was attributable to the expiration of the California enterprise zone tax deduction as well as the California affordable housing tax credits effective January 2014.

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

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in ASC 310, “Receivables.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. See “-Critical Accounting Policies and Estimates” and “Item 1-Business- Asset Quality- Allowance for Loan Losses.”

Our provision for loan losses remained consistent at $250,000 for the years ended June 30, 2013 and 2012. For the first three quarters of fiscal 2013 the provision was $1.9 million due to increased short sale activities and charge-offs on impaired loans resulting from the transfer of servicing of one-to-four family residential loans from two prior third party servicers. In the fourth quarter, the year-to-date provision was partially offset by a $1.6 million provision reversal. The $1.6 million reversal of provision for loan losses for the quarter ended June 30, 2013 was primarily attributable to a $1.0 million recovery in connection with a settlement agreement on a delinquent multi-family loan in addition to continued improvement in asset quality and delinquent loan balance. Delinquent loans, 60 days or more, decreased to $5.5 million or 0.79% of total loans at June 30, 2013 from $9.4 million, or 1.22% of total loans at June 30, 2012. Non-performing loans decreased to $15.9 million, or 2.29% of total loans at June 30, 2013 as compared to $25.4 million, or 3.29% of total loans at June 30, 2012.

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

Noninterest Income. Our noninterest income increased by $2.0 million, or 42.8%, to $6.7 million for the year ended June 30, 2013 compared to $4.7 million for the year ended June 30, 2012. The increase in noninterest income was primarily a result of $2.1 million in gain on the sale of loans. During the 2013 fiscal year we originated conforming fixed rate one-to-four family residential real estate loans secured by properties in California and generated revenues from fee income on the origination and sale of these loans in the secondary market. Loans originated for sale met the origination and underwriting guidelines established by Freddie Mac and were sold without recourse on a servicing-retained basis. Of the total loan originations of $242.0 million in fiscal 2013, loans originated for sale totaled $75.8 million while loans sold totaled $71.3 million.

Noninterest Expense. Our noninterest expense increased $2.2 million, or 9.7% to $25.1 million for the year ended June 30, 2013 as compared to $22.9 million for the year ended June 30, 2012 primarily due to an increase in salaries and benefits expense and advertising and promotional expenses.

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
Our liquidity, represented by cash and cash equivalents, interest earning deposit accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances to leverage our capital base and provide funds for our lending and investment activities as well as enhance our interest rate risk management.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various investment securities and lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2014, total approved loan commitments amounted to $5.1 million and the unadvanced portion of loans was $2.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2014, totaled $97.2 million. Advances from the FHLB of San Francisco scheduled to mature in one year or less at June 30, 2014, were $20.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.
At June 30, 2014, we had $85.0 million FHLB advances outstanding and available additional advances from the FHLB of San Francisco in the amount of $259.4 million. We also had a short-term line of credit with the Federal Reserve Bank of San Francisco of $47.6 million at June 30, 2014, which has not been drawn upon.

Contractual Obligations
In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase and/or originate loans.
The following table summarizes our long-term contractual obligations at June 30, 2014.

	Total	Less than 1 year	1 – 3 years	Over 3 – 5 years	More than 5 years
	(Dollars in thousands)
FHLB advances	$85,000	$20,000	$25,000	$40,000	$—
Operating lease obligations	4,177	1,023	1,344	1,103	707
Loan commitments to originate	5,145	5,145	—	—	—
Available home equity and unadvanced lines of credit	1,975	1,975	—	—	—
Certificates of deposit	246,534	97,198	120,877	28,459	—
Total commitments and contractual obligations	$342,831	$125,341	$147,221	$69,562	$707
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

Capital
The table below sets forth Simplicity Bank’s capital position relative to its regulatory capital requirements at June 30, 2014 and June 30, 2013. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$128,372	21.66%	$47,417	8.00%	$59,271	10.00%
Tier 1 capital (to risk-weighted assets)	123,792	20.89	23,709	4.00	35,563	6.00
Tier 1 (core) capital (to adjusted tangible assets)	123,792	14.13	35,056	4.00	43,820	5.00

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$137,788	23.85%	$46,222	8.00%	$57,777	10.00%
Tier 1 capital (to risk-weighted assets)	132,145	22.87	23,111	4.00	34,666	6.00
Tier 1 (core) capital (to adjusted tangible assets)	132,145	15.28	34,591	4.00	43,238	5.00
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At June 30, 2014, Simplicity Bank was a “well-capitalized” institution under regulatory standards. During fiscal 2014, the Bank paid $15.0 million as a dividend to the Company. This upstream of capital was undertaken in order to provide the Company with additional liquidity for its capital management strategies, including but not limited to, stock repurchase plans and cash dividends.
Impact of Inflation
The audited consolidated financial statements presented herein have been prepared in accordance with GAAP. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
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
Recent Accounting Pronouncements
For discussion of Recent Accounting Pronouncements, please see Note 1-Nature of Business and Significant Accounting Policies, in the Notes to the Consolidated Financial Statements beginning on Page F-9.

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
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:
•maintaining an adequate level of adjustable rate loans;
•originating a reasonable volume of short-term and intermediate-term loans;

•	originating and selling a reasonable volume of fixed rate 15-year and 30-year one-to-four family residential mortgage loans in the secondary market;
•managing our deposits to establish stable deposit relationships; and
•using FHLB advances, and pricing on fixed-term non-core deposits to align maturities and repricing terms.
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

An independent third party provides the Bank with the information presented in the following tables, which are based on information provided by the Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the year ended June 30, 2014 and the year ended June 30, 2013, and the immediate, permanent and parallel movements in interest rates of +/-100, +200 and +300 basis points, as well as the change in the Bank’s net portfolio value at June 30, 2014 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

June 30, 2014		June 30, 2013
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	(4.49)%	+300 bp	6.26%
+200	(2.81)	+200	1.59
+100	(1.45)	+100	0.69
-100	0.58	-100	0.20

	June 30, 2014
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+400	$94,900	$(43,827)	(31.59)%	11.86%	(354)
+300	107,446	(31,281)	(22.55)	13.03	(237)
+200	119,407	(19,320)	(13.93)	14.05	(135)
+100	130,064	(8,663)	(6.24)	14.86	(55)
—	138,727	—	—	—	—
-100	144,232	5,504	3.97	15.63	23

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
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

Item 8. Financial Statements and Supplementary Data.
Please see pages F-1 through F-47 of this Form 10-K.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Please see Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of our Independent Registered Public Accounting Firm on Pages F-2 and F-3.

Item 9B. Other Information.
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers. The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders.
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders.
Code of Ethics. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company’s and the Bank’s Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company’s Code of Ethics is available on our website at www.simiplicitybancorp.com. Amendments to and waivers from the Code of Ethics will also be disclosed on our website.
Item 11. Executive Compensation.
The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the fiscal year ended June 30, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the fiscal year ended June 30, 2014.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the fiscal year ended June 30, 2014.
Item 14. Principal Accountant Fees and Services.
The information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the fiscal year ended June 30, 2014.

Part IV.
Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements:
See Part II—Item 8. Financial Statements and Supplementary Data

(b)	Exhibits:
	3.1	Articles of Incorporation of the Registrant.(1)
	3.2	Bylaws of the Registrant.(2)
	4.0	Form of Stock Certificate of Registrant(3)
	10.1	Registrant’s Employee Stock Ownership Plan(4)
	10.2	Amendments to the Simplicity Bank Employee Stock Ownership Plan(5)
	10.3	Registrant’s 2004 Stock Option Plan, as amended(6)
	10.4	Registrant’s 2004 Recognition and Retention Plan(7)
	10.5	Registrant’s 2011 Equity Incentive Plan(8)
	10.6	Amended and Restated Simplicity Bank 2005 Executive Nonqualified Retirement Plan(9)
	10.7	Simplicity Bank Annual Incentive Plan(10)
	10.8	Employment Agreement with Dustin Luton(11)
	10.9	Executive Severance Plan (12)
	21.0	Subsidiaries of the Registrant(13)
	23.1	Consent of Crowe Horwath LLP
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101 LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

(10)	Filed as exhibit 10.7 to the Registrant’s Form 10-K filed on September 10, 2013 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

(11)	Filed as exhibit 10.1 to the Registrant’s Form 8-K filed on November 5, 2013 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

(12)	Filed as exhibit 10.2 to the Registrant’s Form 8-K filed on November 5, 2013 with the Securities and Exchange Commission (Commission File No.001-34979), and incorporated herein by reference.

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

Simplicity Bancorp, Inc.

Date: September 11, 2014	/s/ Dustin Luton
Dustin Luton President, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 11, 2014	/s/ Donald R. Voss
Donald R. Voss
Director and Chairman of the Board

Date: September 11, 2014	/s/ Dustin Luton
Dustin Luton President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 11, 2014	/s/ Jean M. Carandang
Jean M. Carandang Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 11, 2014	/s/ James L. Breeden
James L. Breeden Director

Date: September 11, 2014	/s/ John H. Cochrane
John H. Cochrane Director

Date: September 11, 2014	/s/ Giovani O. Dacumos
Giovani O. Dacumos Director

Date: September 11, 2014	/s/ Michael J. Sacher
Michael J. Sacher Director

Date: September 11, 2014	/s/ Robert C. Steinbach
Robert C. Steinbach Director

Date: September 11, 2014	/s/ Laura G. Weisshar
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, based on 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of June 30, 2014 the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, has been audited by Crowe Horwath LLP, an independent registered public accounting firm. As stated in their report dated September 11, 2014, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. See “Report of Independent Registered Public Accounting Firm.”

/s/ Dustin Luton	/s/ Jean M. Carandang
Dustin Luton	Jean M. Carandang
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Simplicity Bancorp, Inc.
Covina, California
We have audited the accompanying consolidated statements of financial condition of Simplicity Bancorp, Inc. (formerly known as Kaiser Federal Financial Group, Inc.) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. We also have audited Simplicity Bancorp, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Simplicity Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simplicity Bancorp, Inc. (formerly known as Kaiser Federal Financial Group, Inc.) as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Simplicity Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Costa Mesa, California
September 11, 2014

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30, 2014	June 30, 2013
ASSETS
Cash and due from banks	$7,988	$8,864
Federal funds sold	61,265	76,810
Total cash and cash equivalents	69,253	85,674
Securities available-for-sale, at fair value	56,883	52,180
Securities held-to-maturity, fair value of $406 and $541 at June 30, 2014 and June 30, 2013, respectively	395	525
Federal Home Loan Bank stock, at cost	5,519	5,902
Loans held for sale	3,687	4,496
Loans receivable, net of allowance for loan losses of $4,580 and $5,643 at June 30, 2014 and June 30, 2013, respectively	715,750	689,708
Accrued interest receivable	2,252	2,439
Premises and equipment, net	3,764	3,799
Goodwill	3,950	3,950
Bank-owned life insurance	14,220	13,784
Real estate owned (REO)	284	—
Other assets	3,231	4,920
Total assets	$879,188	$867,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$60,569	$65,694
Interest bearing	592,254	588,952
Total deposits	652,823	654,646
Federal Home Loan Bank advances, short-term	20,000	—
Federal Home Loan Bank advances, long-term	65,000	60,000
Accrued expenses and other liabilities	4,479	7,293
Total liabilities	742,302	721,939
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 7,368,296 and 8,121,415 shares issued and outstanding at June 30, 2014 and 2013, respectively	74	81
Additional paid-in capital	67,690	79,800
Retained earnings	73,210	70,326
Accumulated other comprehensive loss, net of tax	(224)	(491)
Unearned employee stock ownership plan shares	(3,864)	(4,278)
Total stockholders’ equity	136,886	145,438
Total liabilities and stockholders’ equity	$879,188	$867,377
The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year ended June 30
	2014	2013	2012
Interest income
Interest and fees on loans	$32,260	$35,501	$39,619
Interest on securities, taxable	686	492	672
Federal Home Loan Bank dividends	373	181	38
Other interest	111	155	300
Total interest income	33,430	36,329	40,629
Interest expense
Interest on deposits	5,208	6,484	7,673
Interest on borrowings	1,196	1,386	2,943
Total interest expense	6,404	7,870	10,616
Net interest income	27,026	28,459	30,013
(Credit) provision for loan losses	(700)	250	250
Net interest income after provision for loan losses	27,726	28,209	29,763
Noninterest income
Service charges and fees	1,999	1,667	1,632
ATM fees and charges	2,044	2,133	2,233
Referral commissions	390	320	313
Bank-owned life insurance	436	450	478
Net gain on sale of loans	575	2,131	—
Other noninterest income (loss)	195	(21)	21
Total noninterest income	5,639	6,680	4,677
Noninterest expense
Salaries and benefits	12,089	12,766	11,421
Occupancy and equipment	2,954	2,980	2,715
ATM expense	2,249	2,228	2,061
Advertising and promotional	1,285	1,054	459
Professional services	2,130	2,072	2,217
Federal deposit insurance premiums	498	641	560
Postage	209	244	253
Telephone	795	851	816
Loss on equity investment	356	258	188
Electronic services	518	439	321
REO foreclosure expenses and sales (gains)/losses	36	(222)	238
Other operating expense	1,771	1,828	1,673
Total noninterest expense	24,890	25,139	22,922
Income before income tax expense	8,475	9,750	11,518
Income tax expense	3,162	3,529	4,298
Net income	$5,313	$6,221	$7,220

Earnings per common share:
Basic	$0.72	$0.76	$0.81
Diluted	$0.72	$0.76	$0.81
The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year ended June 30,
	2014	2013	2012
Net income	$5,313	$6,221	$7,220
Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	376	(735)	176
Postretirement medical benefit costs
Net gain (loss) arising during the period	49	153	(483)
Reclassification adjustment for net periodic benefit cost and benefits paid	25	56	55
Income tax effect	(183)	204	104
Other comprehensive income (loss), net of tax	267	(322)	(148)
Comprehensive income	$5,580	$5,899	$7,072
The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
Balance June 30, 2011	9,574,960	$96	$100,599	$61,832	$(21)	$(5,107)	$157,399
Net income for the year ended June 30, 2012	—	—	—	7,220	—	—	7,220
Other comprehensive loss	—	—	—	—	(148)	—	(148)
Dividends declared ($0.26 per share)	—	—	—	(2,329)	—	—	(2,329)
Repurchase of common stock	(646,452)	(6)	(8,824)	—	—	—	(8,830)
Stock options earned	—	—	56	—	—	—	56
Stock options exercised	7,194	—	78	—	—	—	78
Allocation of stock awards	—	—	170	—	—	—	170
Issuance of stock awards	33,664	—	—	—	—	—	—
Forfeiture of stock awards	(9,000)	—	—	—	—	—	—
Allocation of ESOP common stock (41,421 shares allocated)	—	—	118	—	—	414	532
Balance June 30, 2012	8,960,366	$90	$92,197	$66,723	$(169)	$(4,693)	$154,148
Net income for the year ended June 30, 2013	—	$—	$—	$6,221	$—	$—	$6,221
Other comprehensive loss	—	—	—	—	(322)	—	(322)
Dividends declared ($0.32 per share)	—	—	—	(2,618)	—	—	(2,618)
Repurchase of common stock	(871,215)	(9)	(12,983)	—	—	—	(12,992)
Stock options earned	—	—	37	—	—	—	37
Stock options exercised	6,475	—	70	—	—	—	70
Allocation of stock awards	—	—	264	—	—	—	264
Issuance of stock awards	34,154	—	—	—	—	—	—
Forfeiture of stock awards	(8,365)	—	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	15	—	—	—	15
Allocation of ESOP common stock (41,421 shares allocated)	—	—	200	—	—	415	615
Balance, June 30, 2013	8,121,415	$81	$79,800	$70,326	$(491)	$(4,278)	$145,438
Net income for the year ended June 30, 2014	—	$—	$—	$5,313	$—	$—	$5,313
Other comprehensive income	—	—	—	—	267	—	267
Dividends declared ($0.33 per share)	—	—	—	(2,429)	—	—	(2,429)
Repurchase of common stock	(795,098)	(7)	(12,905)	—	—	—	(12,912)
Stock options earned	—	—	23	—	—	—	23
Stock options exercised	13,130	—	143	—	—	—	143
Allocation of stock awards	—	—	316	—	—	—	316
Issuance of stock awards	31,249	—	—	—	—	—	—
Forefeiture of stock awards	(2,400)	—	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	57	—	—	—	57
Allocation of ESOP common stock (41,421 shares allocated)	—	—	256	—	—	414	670
Balance, June 30, 2014	7,368,296	$74	$67,690	$73,210	$(224)	$(3,864)	$136,886
The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended June 30,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$5,313	$6,221	$7,220
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	344	774	661
Amortization of net premiums on loan purchases	249	445	313
Amortization of net loan origination costs	284	248	11
Provision for loan losses	(700)	250	250
Net gain on sale of REO	(4)	(115)	(55)
Net gain on sales of loans held for sale	(575)	(2,131)	—
Loans originated for sale	(29,572)	(75,752)	—
Proceeds from sales of loans held for sale	31,042	73,387	306
Decrease in valuation allowance on loans held for sale	(86)	—	—
Depreciation and amortization	1,274	1,099	839
Amortization of core deposit intangible	—	13	27
Loss on equity investment	356	258	188
Increase in cash surrender value of bank-owned life insurance	(436)	(450)	(478)
Allocation of ESOP common stock	670	615	532
Allocation of stock awards	316	264	170
Stock options earned	23	37	56
Deferred income tax expense (benefit)	562	(274)	1,324
Net change in accrued interest receivable	187	339	73
Net change in other assets	519	652	141
Net change in accrued expenses and other liabilities	(2,740)	1,123	1,710
Net cash provided by operating activities	7,026	7,003	13,288
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(15,239)	(20,686)	(57,271)
Proceeds from maturities and principal repayments of available-for-sale securities	10,567	20,395	19,427
Proceeds from maturities and principal repayments of held-to-maturity securities	130	672	1,005
Net change in interest earning time deposits with other financial institutions	—	—	11,669
Purchase of loans	—	—	(82,254)
Net change in loans	(26,414)	73,545	11,774
Proceeds from sale of real estate owned	329	1,920	1,173
Redemption of FHLB stock	383	2,623	1,809
Purchases of premises and equipment	(1,239)	(2,048)	(1,355)
Net cash (used in) provided by investing activities	(31,483)	76,421	(94,023)
FINANCING ACTIVITIES
Proceeds from FHLB advances	25,000	—	60,000
Repayment of FHLB advances	—	(20,000)	(40,000)
Dividends paid on common stock	(2,429)	(2,618)	(2,329)
Repurchase of common stock	(12,912)	(12,992)	(8,830)
Net change in deposits	(1,823)	(28,243)	48,180
Tax benefit of stock awards	57	15	—
Exercise of stock options	143	70	78
Net cash provided by (used in) financing activities	8,036	(63,768)	57,099
Net change in cash and cash equivalents	(16,421)	19,656	(23,636)
Cash and cash equivalents at beginning of period	85,674	66,018	89,654
Cash and cash equivalents at end of period	$69,253	$85,674	$66,018

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$6,404	$7,874	$10,628
Income taxes paid	3,200	2,850	2,324
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$539	$521	$1,529

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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
Principles of Consolidation and Basis of Presentation: The financial statements of Simplicity Bancorp, Inc. have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices followed by the financial services industry. The consolidated financial statements presented in this report include the accounts of Simplicity Bancorp, Inc. and its wholly-owned subsidiary, Simplicity Bank. All material intercompany balances and transactions have been eliminated in consolidation. Financial information presented in this report is derived in part from the consolidated financial statements of Kaiser Federal Financial Group, Inc. and subsidiary prior to November 13, 2012.
On November 13, 2012, the Company changed its name to Simplicity Bancorp, Inc. from Kaiser Federal Financial Group, Inc. and its trading symbol to SMPL. Concurrently, the Bank was renamed Simplicity Bank from Kaiser Federal Bank as part of a broader business strategy to operate as a community bank serving the financial needs of all customers within its communities.
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
Cash and Cash Equivalents: Cash and cash equivalents consist of vault and ATM cash, daily federal funds sold, demand deposits due from other banks, and other certificates of deposit that have an original maturity of less than ninety days. For purposes of the Consolidated Statements of Cash Flows, the Company reports net cash flows for customer loan and deposit transactions and interest bearing deposits in other financial institutions.
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
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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
Federal Home Loan Bank Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. No ready market exists for the FHLB stock, and it has no quoted market value. The Bank carries FHLB stock at cost, classified as a restricted security, and is periodically evaluated for impairment based on the ultimate recoverability of the par value. Cash and stock dividends are reported as income.
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
Loans: Loans that management has the intent and ability to hold for the foreseeable future are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, increased (decreased) by net premiums (discounts) on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest method. Net premiums (discounts) on purchased loans are recognized in interest income as a yield adjustment over the remaining period to contractual maturity of the loans using the effective interest method. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the contractual lives of the related loans.
A loan is considered to be delinquent when payments have not been made according to the contractual terms, typically evidenced by non-payment of a monthly installment by the due date. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected, for loans that are placed on non-accrual status is reversed against interest income. Interest received on such loans is accounted for on cost-recovery method and recognized as principal reductions until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is reasonably assured, in which case the loans are returned to accrual status. If the loans are returned to accrual status, interest income is recognized using the effective interest method and the amount of interest applied to principal is accreted over the remaining terms of the loans.
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
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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
The overall appropriateness of the general valuation allowance is determined based on a loss migration model and qualitative considerations. The migration analysis looks at pools of loans having similar characteristics and analyzes their loss rates over a historical period. Historical loss factors derived from trends and losses associated with each pool over the most recent twelve quarters for our real estate loans and over the most recent twelve months for consumer loans. The loss factors are applied to the outstanding loans to each loan grade within each pool of loans. Loss rates derived by the migration model are based predominantly on historical loss trends that may not be indicative of the actual or inherent loss potential. As such, qualitative and environmental factors are utilized as adjusting mechanisms to supplement the historical results of the classification migration model. Significant factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product; levels of and trends in delinquencies and impaired loans; levels of and trends in classified assets; levels of and trends in charge-offs and recoveries; trends in volume of loans by loan product; effects of changes in lending policies and practices; industry conditions and effects of concentrations in geographic regions. Qualitative and environmental factors are reflected as percent adjustments and are added to the historical loss rates derived from the criticized and classified asset migration model to determine the appropriate allowance amount for each loan pool.
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
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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
Premises and Equipment: Leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method with a useful life of twenty-five years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is usually three to five years. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the terms of the related leases or their useful life, which is usually three to ten years.
Real Estate Owned: Real estate acquired in settlement of loans (“REO”) consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than ninety days delinquent are processed for foreclosure. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at fair market value, less estimated selling costs. The fair value of the REO is generally based upon an independent third party appraisal. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. REO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are recorded in current operations.

Bank-Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Investment in Limited Liability Partnership: The Company has an investment in an affordable housing fund totaling $297,000 and $654,000 at June 30, 2014 and 2013, respectively, as part of the Company’s Community Reinvestment Act program, and for the purposes of obtaining tax credits. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits and future tax benefits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.
Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is presumed to have an indefinite useful life and is not amortized but assessed at least annually for impairment. Any such impairment will be recognized in the period identified. The Company utilizes March 31 as the date to perform the annual impairment test.
Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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
Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Income Taxes: The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California. The statute of limitations is no longer open for the assessment of federal taxes for tax years ended before June 30, 2011 and for the assessment of California taxes for tax years ended before June 30, 2008. The Company files consolidated income tax returns and allocates tax liabilities and benefits among subsidiaries pursuant to a tax sharing agreement. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. At June 30, 2014 and 2013 there were unrecognized tax benefits of $1.1 million for both years.
Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.
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
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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
Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Recent Accounting Pronouncements:
Adoption of New Accounting Standards:
In February 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments were effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position and the required disclosures are included in Note 19.
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

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

Note 2 – Investments
The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(Dollars in thousands)
June 30, 2014
Mortgage-backed (residential):
Fannie Mae	$6,933	$109	$—	$6,824
Freddie Mac	24,136	43	(376)	24,469
Ginnie Mae	4,147	1	—	4,146
Collateralized mortgage obligations (residential):
Fannie Mae	8,640	19	(11)	8,632
Freddie Mac	13,027	9	(12)	13,030
Total	$56,883	$181	$(399)	$57,101

June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$8,510	$9	$(17)	$8,518
Freddie Mac	21,565	—	(663)	22,228
Collateralized mortgage obligations (residential):
Fannie Mae	13,125	59	(39)	13,105
Freddie Mac	8,980	57	—	8,923
Total	$52,180	$125	$(719)	$52,774

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

The carrying value amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
June 30, 2014
Mortgage-backed (residential):
Fannie Mae	$100	$3	$—	$103
Freddie Mac	58	2	—	60
Ginnie Mae	30	1	—	31
Collateralized mortgage obligations (residential):
Fannie Mae	207	5	—	212
Total	$395	$11	$—	$406

June 30, 2013
Mortgage-backed (residential):
Fannie Mae	$119	$4	$—	$123
Freddie Mac	74	5	—	79
Ginnie Mae	36	2	—	38
Collateralized mortgage obligations (residential):
Fannie Mae	296	5	—	301
Total	$525	$16	$—	$541

There were no sales of securities during the years ended June 30, 2014, 2013, and 2012.
All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at June 30, 2014. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. The Company did not have any securities that were callable as of June 30, 2014.
Accrued interest on securities at June 30, 2014 and 2013 was $93,000 for both years.
Securities pledged at June 30, 2014 and 2013 had a carrying amount of $54,000 and $68,000, respectively, and were pledged to secure a short-term line of credit with the Federal Reserve Bank of San Francisco.
Securities with unrealized losses at June 30, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
June 30, 2014
Description of Securities
Mortgage-backed securities (residential)	$—	$—	$16,404	$(376)	$16,404	$(376)
Collateralized mortgage obligations (residential)	12,636	(14)	1,598	(9)	14,234	(23)
Total temporarily impaired	$12,636	$(14)	$18,002	$(385)	$30,638	$(399)

June 30, 2013
Description of Securities
Mortgage-backed securities (residential)	$25,476	$(680)	$—	$—	$25,476	$(680)
Collateralized mortgage obligations (residential)	—	—	2,508	(39)	2,508	(39)
Total temporarily impaired	$25,476	$(680)	$2,508	$(39)	$27,984	$(719)

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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
At June 30, 2014 and 2013, ten debt securities had an aggregate unrealized loss of 1.3% of the Company’s amortized cost basis. We do not own any non-agency mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”). All MBS and CMO were issued by a wholly-owned government corporation, Ginnie Mae, or U.S. government-sponsored entities and agencies, including Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of June 30, 2014 and 2013.
At June 30, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 3 – Loans
The composition of loans consists of the following:

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Real Estate:
One-to-four family residential	$288,960	$319,631
Multi-family residential	335,040	280,771
Commercial real estate	38,062	55,621
	662,062	656,023
Consumer:
Automobile	45,686	26,711
Home equity	625	682
Other consumer loans, primarily unsecured	11,481	10,917
	57,792	38,310
Total loans	719,854	694,333
Deferred net loan origination costs	213	506
Net premium on purchased loans	263	512
Allowance for loan losses	(4,580)	(5,643)
Loans receivable, net	$715,750	$689,708
Loans held for sale totaled $3.7 million as of June 30, 2014 as compared to $4.5 million as of June 30, 2013. Loans held for sale are recorded at the lower of cost or fair value. Fair value is determined by outstanding commitments from the investor. Proceeds from sales of loans held for sale were $31.0 million and $73.4 million during the years ended June 30, 2014 and 2013, resulting in net gains on sales of loans of $575,000 and $2.1 million, respectively.
Loans to executive officers, directors and their affiliates are as follows:

	For the year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$2,620	$2,254	$811
Loan originations	500	898	1,575
Principal amortization and pay down	(674)	85	(132)
Loans sold	—	(617)	—
Balance, end of period	$2,446	$2,620	$2,254
The Bank did not purchase any loans during the years ended June 30, 2014 or June 30, 2013. All loans purchased in prior fiscal years were current at the time of purchase and are serviced by outside servicers. Purchased real estate loans serviced by others totaled $30.0 million and $44.9 million at June 30, 2014 and 2013, respectively. The decrease in real estate loans purchased and serviced by others was primarily due to loan principal repayments and payoffs during fiscal 2014.
The Company’s one-to-four family stated income residential loans totaled $24.9 million and $35.8 million at June 30, 2014 and 2013, respectively. The Company’s one-to-four family interest-only residential loans totaled $11.6 million and $15.4 million at June 30, 2014 and June 30, 2013, respectively. Included in non-accrual loans at June 30, 2014 and 2013 was $2.8 million and $5.2 million in one-to-four family residential loans that are interest-only or stated income loans. Stated income is defined as a borrower provided level of income, which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources. In 2005, the Bank began to underwrite interest-only loans assuming a fully amortizing monthly payment and loan qualification was based upon the fully indexed and amortized payment. The Bank has no plans to increase the number of interest-only or stated income loans held in the loan portfolio or originate such loans and has not purchased such loans since 2007.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Accrued interest receivable on loans totaled $2.2 million and $2.3 million at June 30, 2014 and 2013, respectively.
The following is an analysis of the changes in the allowance for loan losses:

	Allowance for loan losses for the
	Twelve months ended June 30, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$3,009	$839	$1,654	$83	$4	$54	$5,643
Provision for loan losses	(680)	395	(604)	84	(2)	107	(700)
Recoveries	10	51	1	42	—	8	112
Loans charged-off	(39)	(292)	—	(73)	—	(71)	(475)
Balance, end of period	$2,300	$993	$1,051	$136	$2	$98	$4,580

	Allowance for loan losses for the
	Twelve months ended June 30, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502
Provision for loan losses	499	(1,367)	1,050	19	(9)	58	250
Recoveries	212	1,013	—	44	6	8	1,283
Loans charged-off	(2,394)	(326)	(527)	(42)	(56)	(47)	(3,392)
Balance, end of period	$3,009	$839	$1,654	$83	$4	$54	$5,643

	Allowance for loan losses for the
	Twelve months ended June 30, 2012
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$6,365	$2,654	$2,254	$59	$13	$22	$11,367
Provision for loan losses	1,177	101	(1,065)	(53)	50	40	250
Recoveries	105	—	—	92	—	7	204
Loans charged-off	(2,955)	(1,236)	(58)	(36)	—	(34)	(4,319)
Balance, end of period	$4,692	$1,519	$1,131	$62	$63	$35	$7,502

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and June 30, 2013:

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
June 30, 2014	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$910	$—	$52	$2	$—	$15	$979
Collectively evaluated for impairment	1,390	993	999	134	2	83	3,601
Total ending allowance balance	$2,300	$993	$1,051	$136	$2	$98	$4,580

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$12,431	$1,263	$3,506	$2	$—	$15	$17,217
Collectively evaluated for impairment	276,529	333,777	34,556	45,684	625	11,466	702,637
Total ending loan balance	$288,960	$335,040	$38,062	$45,686	$625	$11,481	$719,854

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
June 30, 2013	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$941	$—	$64	$—	$—	$4	$1,009
Collectively evaluated for impairment	2,068	839	1,590	83	4	50	4,634
Total ending allowance balance	$3,009	$839	$1,654	$83	$4	$54	$5,643

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$14,790	$1,547	$6,136	$—	$—	$4	$22,477
Collectively evaluated for impairment	304,841	279,224	49,485	26,711	682	10,913	671,856
Total ending loan balance	$319,631	$280,771	$55,621	$26,711	$682	$10,917	$694,333

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
The difference between the recorded investment and unpaid principal balance of loans relates to net deferred origination costs, net premiums on purchased loans, charge-offs and interest payments received on impaired loans that are recorded as a reduction of principal. For real estate loans individually evaluated for impairment, there were no collateral dependent loans measured at fair value with a valuation allowance recorded and $8.6 million impaired loans evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $962,000 at June 30, 2014. This compares to $1.5 million collateral dependent loans measured at fair value with a valuation allowance of $32,000 and $7.7 million evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $974,000 at June 30, 2013.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2014 and June 30, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2014	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,175	$5,035	$—
Multi-family residential	1,656	1,263	—
Commercial real estate	3,084	2,336	—
	10,915	8,634	—
With an allowance recorded:
Real estate loans:
One-to-four family	7,705	7,396	910
Commercial real estate	1,170	1,170	52
Other loans:
Automobile	2	2	2
Other	15	15	15
	8,892	8,583	979
Total	$19,807	$17,217	$979

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2013	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$7,909	$6,796	$—
Multi-family residential	1,961	1,547	—
Commercial real estate	5,704	4,940	—
	15,574	13,283	—
With an allowance recorded:
Real estate loans:
One-to-four family	8,227	7,994	941
Commercial real estate	1,196	1,196	64
Other loans:
Other	4	4	4
	9,427	9,194	1,009
Total	$25,001	$22,477	$1,009

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

The following table presents monthly average of individually impaired loans by class as of June 30, 2014, June 30, 2013, and June 30, 2012:

	Year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Real estate loan:
One-to-four family	$13,622	$17,375	$18,957
Multi-family residential	2,182	2,057	2,768
Commercial real estate	5,432	5,589	4,505
Other loans:
Home Equity	—	—	22
Total	$21,236	$25,021	$26,252
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

Foregone interest income, which would have been recorded had the non-accrual loans been current in accordance with their original terms, amounted to $659,000, $959,000 and $456,000 for the years ended June 30, 2014, 2013 and 2012, respectively, and was not included in the results of operations. Included in foregone interest income, $607,000 and $801,000 for the years ended June 30, 2014 and 2013, respectively, was collected and applied to the net loan balances. Prior to fiscal 2013, interest income on impaired loans were recorded on a cash basis. There were $162,000, and $905,000 interest income on impaired loans for fiscal 2013 and 2012, respectively, which were recognized on a cash basis.

The following table presents interest payments recorded as reduction of principal on impaired loans by class:

	For the year ended June 30,
	2014	2013
	(Dollars in thousands)
Real estate loan:
One-to-four family	$382	$465
Multi-family residential	93	89
Commercial real estate	132	247
Total	$607	$801
At June 30, 2014 and June 30, 2013, there were no loans past due more than 90 days and still accruing interest.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

The following table presents non-accrual loans by class of loans:

	June 30, 2014	June 30, 2013
Non-accrual loans:	(Dollars in thousands)
Real estate loans:
One-to-four family	$5,390	$10,310
Multi-family residential	781	1,547
Commercial	1,460	4,045
Other loans:
Automobile	2	14
Other	15	4
Total non-accrual loans	$7,648	$15,920
There were seven one-to-four family residential loans of $2.1 million and two multi-family loans of $781,000 on non-accrual status that were performing in accordance with their contractual terms at June 30, 2014.
The following tables present the aging of past due loans by class of loans:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
June 30, 2014	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,123	$409	$301	$2,833	$286,127	$288,960
Multi-family	—	—	—	—	335,040	335,040
Commercial	1,061	—	399	1,460	36,602	38,062
Other loans:
Automobile	113	15	2	130	45,556	45,686
Home Equity	—	—	—	—	625	625
Other	31	4	15	50	11,431	11,481
Total loans	$3,328	$428	$717	$4,473	$715,381	$719,854

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
June 30, 2013	(Dollars in thousands)
Real estate loans:
One-to-four family	$389	$970	$1,751	$3,110	$316,521	$319,631
Multi-family	—	198	—	198	280,573	280,771
Commercial	—	2,545	—	2,545	53,076	55,621
Other loans:
Automobile	32	—	14	46	26,665	26,711
Home Equity	143	—	—	143	539	682
Other	20	2	4	26	10,891	10,917
Total loans	$584	$3,715	$1,769	$6,068	$688,265	$694,333

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Troubled Debt Restructurings:
Troubled debt restructurings totaled $12.5 million and $15.7 million at June 30, 2014 and June 30, 2013, respectively. Troubled debt restructurings of $2.9 million and $9.1 million are included in the non-accrual loans at June 30, 2014 and June 30, 2013. The Bank has allocated $79,000 and $393,000 of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings and were on non-accrual status as of June 30, 2014 and June 30, 2013, respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the timely payment will continue. During the year ended June 30, 2014, nine troubled debt restructurings with an aggregate outstanding balance of $3.1 million were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to ten troubled debt restructurings with an aggregate outstanding balance of $4.6 million that were returned to accrual status during the year ended June 30, 2013. There were no further commitments to customers whose loans were troubled debt restructurings at June 30, 2014 and June 30, 2013.
During the year ended June 30, 2014, there were no new loans that were modified as troubled debt restructurings. This compares to six one-to-four family residential loans with an aggregate outstanding balance of $2.0 million and two commercial real estate loans with an aggregate outstanding balance of $2.1 million whose terms were modified as troubled debt restructurings during the year ended June 30, 2013. The individual allowance allocated associated with these restructured loans was $161,000 at June 30, 2013. The modification of the terms involved a reduction of the stated interest rates of the loans for periods ranging from 24 months to maturity. There was no modification of terms involving an extension of the maturity date or a permanent reduction of the recorded investment in the loans during the years ended June 30, 2014 and 2013.
At June 30, 2014, there were no loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default. At June 30, 2013, there was one one-to-four family residential loan, with an aggregate outstanding balance of $303,000, modified as troubled debt restructuring in default within a 12 month-period following the modification resulting in a charge-off of $90,000 at June 30, 2013. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The terms of certain other loans were modified during the years ended June 30, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. During the year ended June 30, 2014, twenty-eight loans in the amount of $14.9 million were modified and not accounted for as troubled debt restructurings. During the year ended June 30, 2013, forty-nine loans in the amount of $18.7 million were modified and not accounted for as troubled debt restructurings.The modifications were generally made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. Certain modifications were accompanied by principal paydowns. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.
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
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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
As of June 30, 2014 and June 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss
June 30, 2014	(Dollars in thousands)
Real estate loans:
One-to-four family	$272,261	$10,257	$6,442	$—	$—
Multi-family	327,999	3,174	3,867	—	—
Commercial	24,708	7,556	5,798	—	—
Other loans:
Automobile	45,542	87	55	—	2
Home equity	625	—	—	—	—
Other	11,455	8	2	1	15
Total loans	$682,590	$21,082	$16,164	$1	$17

	Pass	Special Mention	Substandard	Doubtful	Loss
June 30, 2013	(Dollars in thousands)
Real estate loans:
One-to-four family	$296,434	$10,973	$12,224	$—	$—
Multi-family	275,143	3,094	2,534	—	—
Commercial	43,246	3,895	8,480	—	—
Other loans:
Automobile	26,454	102	137	18	—
Home equity	682	—	—	—	—
Other	10,848	36	23	6	4
Total loans	$652,807	$18,100	$23,398	$24	$4

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 4 - Real Estate Owned
Changes in real estate owned are summarized as follows:

	For the year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Beginning of period	$—	$1,280	$828
Transfers in	539	521	1,529
Capitalized expenditures	70	4	41
Sales	(325)	(1,805)	(1,118)
End of period	$284	$—	$1,280
Net (expenses) income related to foreclosed assets are as follows and are included in other operating expense:

	For the year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Net gain on sales	$4	$115	$55
Net operating (expense) income	(40)	107	(293)
Total	$(36)	$222	$(238)
The Company has no valuation allowance or activity in the valuation allowance account during the years ended June 30, 2014 and 2013.
Note 5 - Concentrations
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

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 6 - Premises and Equipment
Premises and equipment are summarized as follows:

	June 30,
	2014	2013
	(Dollars in thousands)
Building	$1,218	$1,218
Leasehold improvements	2,062	1,961
Furniture and equipment	8,298	7,160
	11,578	10,339
Less: Accumulated depreciation and amortization	(7,814)	(6,540)
	$3,764	$3,799

Depreciation expense on premises and equipment totaled $1.3 million , $1.1 million, and $839,000 for the years ended June 30, 2014, 2013, and 2012, respectively.
The Company leases office space in eight buildings under operating leases for varying periods extending to fiscal year 2023, at which time the company can exercise renewal options that could extend certain leases through fiscal year 2038. The operating leases contain provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time. Minimum rental payments under operating leases are as follows at June 30, 2014:

Years ending June 30,	Amount
(Dollars in thousands)
2015	$1,023
2016	780
2017	564
2018	543
2019	560
Thereafter	707
$4,177
Rental expense, including property taxes and common area maintenance for the years ended June 30, 2014, 2013, and 2012 for all facilities leased under operating leases totaled $1.2 million each year.

Note 7 - Goodwill
The activity in goodwill is summarized as follows:

	For the year ended June 30,
	2014	2013
	(Dollars in thousands)
Beginning of year	$3,950	$3,950
Acquired goodwill	—	—
Impairment	—	—
End of year	$3,950	$3,950

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 8 - Mortgage Banking and Mortgage Servicing Assets
The Company originates fixed rate one-to-four-family residential real estate loans secured by properties in California and generates revenues from the sale of these loans in the secondary market. Commitments to fund certain mortgage loans (interest rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments (“IRLCs”) are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in other noninterest income or expense. Prior to fiscal 2013, the Company held no derivatives.
At June 30, 2014, the Company had approximately $6.4 million of interest rate lock commitments and $7.7 million of forward loan sale commitments for the future delivery of residential mortgage loans. At June 30, 2013, the Company had approximately $4.4 million of interest rate lock commitments and $13.3 million of forward loan sale commitments for the future delivery of residential mortgage loans.
The net (losses) gains relating to free-standing derivative instruments used for risk management are summarized below:

	For the year ended June 30,
	2014	2013
	(Dollars in thousands)
Mandatory forward commitment	$(303)	$227
Interest rate lock commitments	171	(40)
Total (losses) gains	$(132)	$187

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Statements of Financial Condition as of June 30, 2014 and 2013:

	June 30,
	2014		2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Included in other assets
Mandatory forward commitments	$1,000	$—	$4,582	$227
Interest rate lock commitments	6,389	131	1,172	7
Total included in other assets	$7,389	$131	$5,754	$234
Included in other liabilities
Mandatory forward commitments	$6,650	$76	$—	$—
Interest rate lock commitments	—	—	3,273	47
Total included in other assets	$6,650	$76	$3,273	$47
Mortgage loans sold and serviced for others are not reported as assets. The principal balance of these loans serviced for FHLMC was $94.2 million and $69.2 million at June 30, 2014 and 2013, respectively. Custodial escrow balances maintained in connection with serviced loans were $261,000 and $163,000 at June 30, 2014 and 2013.
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

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Activities for MSAs and the related valuation allowance follows:

	For the year ended June 30,
	2014	2013
	(Dollars in thousands)
MSAs balance, beginning of year	$602	$3
Additions	280	683
Amortization	(131)	(53)
Change in valuation allowance	20	(31)
MSAs balance, end of year	$771	$602

Valuation allowance, beginning of year	$31	$—
Impairment provision (recovery)	(20)	31
Valuation allowance, end of year	$11	$31
The fair values of MSAs were $1.1 million and $690,000 at June 30, 2014 and 2013, respectively. Fair value at June 30, 2014 was determined using a discount rate of 8.5% and a weighted-average constant prepayment rate (“CPR”) of 8.38%. Fair value at June 30, 2013 was determined using a discount rate of 7.5% and a CPR of 12.25%.
Note 9 - Deposits
The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated:

	June 30,
	2014	2013
	(Dollars in thousands)
Non interest-bearing demand	$60,569	$65,694
Interest-bearing checking	81,781	14,456
Savings	125,770	134,856
Money market	138,169	159,555
Certificates of deposit	246,534	280,085
Total deposits	$652,823	$654,646

Deposits by maturity are summarized as follows:

	June 30,
	2014	2013
	(Dollars in thousands)
No contractual maturity	$406,289	$374,561
0-1 year maturity	97,198	121,566
Over 1-2 year maturity	80,237	50,293
Over 2-3 year maturity	40,640	73,413
Over 3-4 year maturity	6,769	27,379
Over 4-5 year maturity	21,690	7,309
Thereafter	—	125
Total deposits	$652,823	$654,646
The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2014 and 2013 was $133.1 million and $150.0 million, respectively.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Interest expense by major category is summarized as follows:

	June 30,
	2014	2013	2012
	(Dollars in thousands)
Interest-bearing checking	$146	$7	$3
Savings	127	158	293
Money market	367	413	658
Certificates of deposit	4,568	5,906	6,719
Total	$5,208	$6,484	$7,673

At June 30, 2014 and 2013, 33.0% and 32.6% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program.
Deposits from executive officers, directors, and their affiliates totaled $765,000 and $806,000 at June 30, 2014 and June 30, 2013, respectively.
Note 10 – Federal Home Loan Bank Advances
FHLB advances were $85.0 million and $60.0 million at June 30, 2014 and June 30, 2013, respectively. At June 30, 2014, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.82% to 2.43% with a weighted average stated rate of 1.57%. At June 30, 2013, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.85% to 2.43% with a weighted average stated rate of 1.64%.
The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years are as follows:

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Fiscal Year of Maturity
2015	$20,000	$20,000
2016	—	—
2017	25,000	20,000
2018	10,000	—
2019	30,000	20,000
Total	$85,000	$60,000
The Bank’s advances from the FHLB are collateralized by certain real estate loans with an aggregate unpaid principal balance of $522.6 million and $450.1 million as of the most recent notification date for June 30, 2014 and 2013, respectively. At June 30, 2014 and 2013, the remaining amount available to borrow under this agreement was $259.4 million and $292.9 million, respectively. Each advance is payable at its maturity date.
The average balance of FHLB advances for the years ended June 30, 2014 and 2013 were $75.4 million and $69.2 million with average costs of 1.59% and 2.00%, respectively.
In fiscal 2009 the Bank established a short-term line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2014, $28.5 million of commercial real estate loans, $32.9 million of automobile loans, and $54,000 of investment securities were pledged as collateral. As of June 30, 2013, $50.3 million of commercial real estate loans, $21.1 million of automobile loans, and $68,000 of investment securities were pledged as collateral. At June 30, 2014 and 2013, the available line of credit was $47.6 million and $51.5 million, respectively. The Bank has never drawn on this line of credit.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 11 - Employee Benefits
401(k) Plan: The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the plan. The Company matches 50% of the first 10% of employees’ contributions. The Company contributed $211,000, $241,000, and $177,000, to the plan for the years ended June 30, 2014, 2013, and 2012, respectively.
Incentive Plan: The Company maintains an Annual Incentive Plan for all employees. Participants are awarded a percentage of their base salary for attaining certain performance goals. The compensation expense related to these plans for years ended June 30, 2014, 2013, and 2012 totaled $742,000, $904,000, and $850,000 respectively.
Postretirement Medical Benefits: The Company provides postretirement medical benefits to eligible retired employees and their spouses. The plan covers employees who were hired on or before May 31, 2005, have 20 or more years of service and retire after age 55. The net periodic benefit cost related to this plan was $91,000, $120,000, and $74,000 for the years ended June 30, 2014, 2013, and 2012, respectively. The total postretirement obligation was $1.0 million, $1.1 million, and $1.2 million at June 30, 2014, 2013, and 2012, respectively.
The expense of $91,000 for the year ended June 30, 2014 is comprised of the service cost of $33,000, interest cost of $51,000, and the amortization of actuarial loss from prior years of $7,000. There was no service cost from prior years amortized during fiscal 2014. An actuarial pre-tax gain in the amount of $74,000 was recognized in accumulated other comprehensive income at June 30, 2014 due to demographic changes and a decrease in health care cost trend rate, partially offset by a decrease in the discount rate compared to prior year. The actuarial gain in the current year was more than offset by the remaining unamortized actuarial loss from the prior year and resulted in a net actuarial loss of $1,000, which will be amortized into net periodic cost over the next fiscal year.
Note 12 - Employee Stock Compensation
Stock Option Plan (“SOP”): The Company’s SOP provides for the issuance of options to directors, officers and employees. Pursuant to the Company’s 2004 SOP, 409,105 shares of the Company’s common stock may be awarded. The Company implemented the SOP to promote the long-term interest of the Company and its stockholders by providing an incentive to those key employees who contribute to the operational success of the Company. The options become exercisable in equal installments over a five-year period beginning one year from the date of grant. The options expire ten years from the date of grant and are subject to certain restrictions and limitations. Compensation expense related to the SOP was $23,000, $37,000 and $56,000 for the years ended June 30, 2014, 2013, and 2012 and the total income tax benefit was $4,000, $9,000, and $10,000, respectively.

A summary of the activity in the stock option plan for fiscal 2014 is presented below:

	June 30, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	180,220	$15.98
Granted	—	—
Exercised	(13,130)	10.85
Forfeited or expired	(5,251)	20.16
Outstanding at end of year	161,839	$16.26	3.04	$512
Fully vested and expected to vest	161,753	$16.27	3.04	$511
Options exercisable at end of year	158,639	$16.34	2.96	$495

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Information related to the stock option plan during each year follows:

	For the year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Intrinsic value of stock options exercised	$83	$26	$9
Cash received from options exercised	143	70	78
Tax benefit realized from option exercises	34	3	—
Stock options are issued at the current market price on the date of grant. The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the the expected term of the stock option in effect at the time of the grant. Expected volatilities are based on historical volatilities of the Company’s common stock for a period equal to the stock option's expected life. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. Expected dividends are the estimated dividend rate over the expected term of the stock options. There were no stock options granted during the years ended June 30, 2014, 2013, 2012.
At June 30, 2014 the Company had an aggregate of 212,027 options available for future issuance under the SOP. As of June 30, 2014, there was $10,000 of unrecognized compensation cost related to nonvested stock options. This cost was expected to be recognized over a weighted average period of 2.0 years. The weighted average annual forfeiture rate during fiscal 2014 was 1.80% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.
Recognition and Retention Plan (“RRP”): The Company’s RRP provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value at date of grant. Pursuant to the Company’s 2004 RRP, 163,642 shares of the Company’s common stock may be awarded. There were 12,000 restricted shares outstanding and the Company had an aggregate of 16,624 shares available for future issuance under the RRP at June 30, 2014. The shares granted vest over a five-year period. Compensation expense recognized was $80,000, $88,000, and $140,000 for the years ended June 30, 2014, 2013, and 2012, respectively.
A summary of changes in the Company’s RRP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value
RRP nonvested shares at July 1, 2013	21,958	$12.46
Granted	—	—
Vested	(7,558)	12.47
Forfeited	(2,400)	12.22
RRP shares at June 30, 2014	12,000	$12.51
As of June 30, 2014 , total unrecognized compensation cost related to nonvested shares under the plan amounted to $115,000. The cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the years ended June 30, 2014, 2013, and 2012 was $94,000, $127,000, and $111,000, respectively.

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
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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
There were no stock options granted during the year ended June 30, 2014 under the EIP. There were 49,245 restricted shares outstanding. The vesting of these shares varies with vesting periods up to five years. The Company had an aggregate of 185,698 restricted stock award shares available for future issuances under the EIP at June 30, 2014.
A summary of changes in the Company’s restricted shares issued under the EIP for the year ended June 30, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
EIP nonvested shares at July 1, 2013	29,389	$14.33
Granted	31,249	15.69
Vested	(11,393)	14.73
Forfeited	—	—
Restricted EIP shares at June 30, 2014	49,245	$15.10
Compensation expense recognized was $236,000, $176,000 and $30,000 for the years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, there was $533,000 of total unrecognized compensation cost related to nonvested shares under the plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the years ended June 30, 2014 and 2013 was $168,000 and $133,000, respectively.
Note 13 - Employee Stock Ownership Plan
During 2004, the Bank implemented the Employee Stock Ownership Plan (“ESOP”), which covers substantially all of its employees. In connection with the second step stock offering on November 19, 2010, the Company issued 382,500 shares of common stock which were added to the 114,549 converted shares from the original ESOP for a total of 497,049 shares. The 497,049 shares of common stock are eligible for allocation under the ESOP in exchange for a twelve-year note in the amount of $5.6 million. The $5.6 million for the ESOP purchase was borrowed from the Company with the ESOP shares being pledged as collateral for the loan.
The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on relative compensation and expense recorded during the year. Principal and interest payments are scheduled to occur over a twelve-year period. Principal contributions to the ESOP were $425,000, $412,000 and $398,000 for the years ended June 30, 2014, 2013, and 2012, respectively. The outstanding balance on the loan was $4.1 million and $4.5 million at June 30, 2014 and 2013, respectively. The unearned ESOP account of $3.9 million and $4.3 million were reported as a reduction to stockholders’ equity at June 30, 2014 and 2013, respectively.
During the years ended June 30, 2014, 2013, and 2012, 41,421 shares of stock were allocated each year with the average fair values of $16.17, $14.84 and $12.86 per share, respectively. Eligible employees have a nonforfeitable right to the full amount credited to their account after six years of service. Vesting accelerates upon retirement, death or disability of the participant. Forfeitures are reallocated among remaining participating employees in the same proportion as contributions. Compensation expense was $670,000, $615,000, and $532,000 for the years ended June 30, 2014, 2013, and 2012, respectively.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Shares held by the ESOP are as follows:

	June 30,
	2014	2013
	(Dollars in thousands)
Allocated shares	155,328	113,907
Unearned shares	341,721	383,142
Total ESOP shares	497,049	497,049
Fair value of unearned shares	$5,963	$5,556
Note 14 - Income Taxes
The components of income tax expense are as follows:

	June 30,
	2014	2013	2012
	(Dollars in thousands)
Current
Federal	$1,982	$3,055	$2,322
State	618	748	652
	2,600	3,803	2,974
Deferred
Federal	472	(185)	1,009
State	90	(89)	315
	562	(274)	1,324
Income tax expense	$3,162	$3,529	$4,298
The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate of 34% to pretax income due to the following:

	June 30,
	2014	2013	2012
	(Dollars in thousands)
Federal income tax at statutory rate	$2,881	$3,315	$3,914
State taxes, net of federal tax benefit	511	502	638
General business credit	(196)	(196)	(197)
Bank-owned life insurance	(148)	(153)	(163)
Stock options	2	3	11
Other, net	112	58	95
Total	$3,162	$3,529	$4,298
Tax expense as a percentage of income before tax	37.3%	36.2%	37.3%

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total net deferred tax assets are as follows:

	June 30,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,211	$1,814
Accrued expenses	151	195
Accrued state income tax	134	278
RRP and EIP Plan	78	48
Net unrealized loss on securities available-for-sale	90	244
Postretirement medical benefits	450	450
Premises and equipment	179	26
Other	384	142
Total deferred tax assets	2,677	3,197
Deferred tax liabilities:
Goodwill and other intangibles	(959)	(832)
Federal Home Loan Bank Stock dividends	(557)	(467)
Affordable Housing Partnership	(185)	(235)
Total deferred tax liabilities	(1,701)	(1,534)
Net deferred tax asset, included in other assets	$976	$1,663
There were no interest or penalties recorded in the income statement for the years ended June 30, 2014, 2013, and 2012. The Company had approximately $27,000 and $1,000 accrued for the payment of interest and penalties related to unrecognized tax benefits at June 30, 2014, and 2013 respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$1,060	$796	$364
Additions based on tax positions related to the current year	251	252	231
Additions for tax positions of prior years	—	22	201
Reductions for tax positions of prior years	(252)	(10)	—
Balance, end of year	$1,059	$1,060	$796

 The addition in the unrecognized tax benefits is primarily attributable to California tax incentives. Of the total unrecognized tax benefits, $1.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.
The Company is currently under examination by the State of California Franchise Tax Board for tax years ended June 30, 2007 through 2011. The Company does not believe that there are other tax jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s financial position, cash flows or results of operations. The Company further believes that adequate provisions have been made for all income tax uncertainties.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 15 - Capital Requirements and Restrictions on Retained Earnings
The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management’s opinion, as of June 30, 2014, is that the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2014 and 2013, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Adequacy Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2014
Total capital (to risk-weighted assets)	$128,372	21.66%	$47,417	8.00%	$59,271	10.00%
Tier 1 capital (to risk-weighted assets)	123,792	20.89	23,709	4.00	35,563	6.00
Tier 1 (core) capital (to adjusted tangible assets)	123,792	14.13	35,056	4.00	43,820	5.00
June 30, 2013
Total capital (to risk-weighted assets)	$137,788	23.85%	$46,222	8.00%	$57,777	10.00%
Tier 1 capital (to risk-weighted assets)	132,145	22.87	23,111	4.00	34,666	6.00
Tier 1 (core) capital (to adjusted tangible assets)	132,145	15.28	34,591	4.00	43,238	5.00
The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital:

	June 30,
	2014	2013
GAAP Equity	$126,538	$134,716
Goodwill and other intangibles (less deferred tax)	(2,893)	(3,002)
Accumulated loss on securities	139	362
Postretirement medical benefit costs	85	129
Disallowed servicing assets	(77)	(60)
Tier 1 Capital	123,792	132,145
Allowance for loan losses	4,580	5,643
Total regulatory capital	$128,372	$137,788
Regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.
Generally, savings institutions, such as Simplicity Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

two preceding calendar years. However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted. The amount of retained earnings available for dividends was $95,000 at June 30, 2014. Simplicity Bank may pay dividends to Simplicity Bancorp, Inc. in accordance with this regulatory requirement. In fiscal 2014, Simplicity Bank declared and paid $15.0 million cash dividends to its parent, Simplicity Bancorp. Inc.; in fiscal 2013, the Bank did not declare cash dividends to its parent.
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.
Simplicity Bancorp, Inc. is not currently subject to prompt corrective action regulations. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. In July 2013, the OCC and Federal Reserve Board published a final rule and the FDIC issued an interim final rule that revise the risk-based and leverage capital requirements for banking organizations agreed to by the members of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rule implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher minimum tier 1 capital requirement. In addition, the final rule establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The phase-in period for the Company and the Bank will begin in January 2015.
Note 16 - Loan Commitments and Other Related Activities
The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management’s opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.
At June 30, 2014 and 2013, there were $61.3 million and $76.8 million, respectively, in cash and cash equivalents with balances in excess of insured limits.
Outstanding mortgage loan commitments at June 30, 2014 and 2013 amounted to $5.1 million and $6.5 million, respectively. There were $3.6 million fixed rate loan commitments and $1.5 million adjustable rate loan commitments at June 30, 2014. This compares to $805,000 fixed rate loan commitments and $5.7 million adjustable rate loan commitments at June 30, 2013. As of June 30, 2014 and 2013, commitments were issued at a weighted average rate of 3.22% and 3.39%, respectively. There were no commitments to purchase mortgage loans at June 30, 2014 and 2013.

Available credit on home equity and unsecured lines of credit is summarized as follows:

	June 30
	2014	2013
	(Dollars in thousands)
Home equity	$570	$664
Other consumer	1,405	1,474
	$1,975	$2,138
Commitments for home equity and unsecured lines of credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 17 – Fair Value Measurements
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
There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the years ended June 30, 2014 and 2013.
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
Loans Held for Sale: The Company’s loans held for sale are carried at the lower of cost or fair value. Fair value for loans held for sale is determined using quoted secondary-market prices such as loan sale commitments and is classified as Level 2.
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
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2014
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$35,216	$—	$35,216	$—
Collateralized mortgage obligations (residential)	21,667	—	21,667	—
Total available-for-sale securities	$56,883	$—	$56,883	$—
Derivatives assets	$131	$—	$—	$131
Liabilities
Derivatives liabilities	$76	$—	$76	$—

June 30, 2013
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$30,075	$—	$30,075	$—
Collateralized mortgage obligations (residential)	22,105	—	22,105	—
Total available-for-sale securities	$52,180	$—	$52,180	$—
Derivatives assets	$234	$—	$227	$7
Liabilities
Derivatives liabilities	$47	$—	$—	$47
Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2014
MSAs	$75	$—	$—	$75

Assets at June 30, 2013
Impaired Loans
One-to-four family residential	$1,495	$—	$—	$1,495
Loans Held for Sale	$4,496	$—	$4,496	$—
MSAs	$195	$—	$—	$195
At June 30, 2014 and June 30, 2013, no nonfinancial assets and liabilities were measured at fair value on a non-recurring basis.
Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. The fair value of collateral is

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

calculated using an independent third party appraisal. There were no impaired loans measured at fair value at June 30, 2014. Impaired loans measured at fair value had a recorded investment balance of $1.6 million with a valuation allowance of $32,000 at June 30, 2013. At June 30, 2014, the total carrying amount of collateral dependent loans was lower than the fair value of the collaterals primarily attributable to principal reduction from continuous payments on impaired loans individually evaluated during the year ended June 30, 2014.
Loans held for sale are reported at the lower of cost or fair value. Any subsequent declines in fair value for loans held for sale are recorded as valuation allowances. Loans held for sale were valued at cost at June 30, 2014. There was a $86,000 valuation allowance recovery recorded for loans held for sale during the year ended June 30, 2014 compared to a $86,000 impairment recorded during the year ended June 30, 2013.
Impairment of MSAs is determined at the tranche level and recognized through a valuation allowance for each individual grouping, to the extent that fair value is less than the carrying amount. The impairment amount was $10,000 as of June 30, 2014 as compared to $31,000 as of June 30, 2013. There was a $21,000 impairment recovery recorded during the year ended June 30, 2014 as compared to a $31,000 impairment provision recorded during the year ended June 30, 2013.
The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis as of the dates indicated:

June 30, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
IRLCs	$131	Relative value analysis	Servicing value	0.80% to 1.10% (1.00%)
			Pull-through rates(1)	70% to 95% (74%)
MSAs	$75	Discounted Cash Flow	Discount Rate	8.5%
			CPR	5.90% to 14.52% (8.38%)

June 30, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
IRLCs	$(40)	Relative value analysis	Servicing value	0.55% to 1.0% (0.92%)
			Pull-through rates(1)	70% to 100% (76.6%)
Impaired Loans
One-to-four family residential	$1,495	Sales Comparison Approach	Adjustment for the differences between the comparable sales	-8.7% to 8.5% (-1.45%)
MSAs	$195	Discounted Cash Flow	Discount Rate	7.5%
			CPR	10.21% to 14.70% (12.25%)
(1) The percentage of commitment to extend credit on loans to be held for sale which management has estimated to be funded.
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
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

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

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows:

	Fair Value Measurements at June 30, 2014 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$7,988	$7,988	$—	$—	$7,988
Federal funds sold	61,265	—	61,265	—	61,265
Securities held-to-maturity	395	—	406	—	406
Federal Home Loan Bank Stock	5,519	N/A	N/A	N/A	N/A
Loans held for sale	3,687	—	3,840	—	3,840
Loans receivable, net	715,750	—	—	738,391	738,391
MSAs	696	—	—	982	982
Accrued interest receivable - loans	2,159	—	—	2,159	2,159
Accrued interest receivable - investments	93	—	93	—	93
Financial liabilities:
Deposits	652,823	—	656,273	—	656,273
FHLB Advances	85,000	—	86,066	—	86,066

	Fair Value Measurements at June 30, 2013 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$8,864	$8,864	$—	$—	$8,864
Federal funds sold	76,810	—	76,810	—	76,810
Securities held-to-maturity	525	—	541	—	541
Federal Home Loan Bank Stock	5,902	N/A	N/A	N/A	N/A
Loans held for sale	4,496	—	4,496	—	4,496
Loans receivable, net	688,213	—	—	710,219	710,219
MSAs	407	—	—	494	494
Accrued interest receivable - loans	2,344	—	—	2,344	2,344
Accrued interest receivable - investments	93	—	93	—	93
Financial liabilities:
Deposits	654,646	—	660,995	—	660,995
FHLB Advances	60,000	—	61,451	—	61,451

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 18 - Earnings per Share
The following table provides the basic and diluted earnings per common share computations for the years ended June 30, 2014, 2013 and 2012, respectively.

	For the year ended June 30,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Basic
Net income	$5,313	$6,221	$7,220
Less: Net income allocated to restricted stock awards	(47)	(45)	(35)
Net income allocated to common shareholders	$5,266	$6,176	$7,185
Weighted average common shares outstanding	7,297,466	8,085,345	8,927,572
Basic earnings per common share	$0.72	$0.76	$0.81
Diluted
Net income	$5,313	$6,221	$7,220
Less: Net income allocated to restricted stock awards	(47)	(45)	(35)
Net income allocated to common shareholders	$5,266	$6,176	$7,185
Weighted average common shares outstanding	7,297,466	8,085,345	8,927,572
Add: Dilutive effect of stock options	26,475	18,806	7,167
Average shares and dilutive potential common shares	7,323,941	8,104,151	8,934,739
Diluted earnings per common share	$0.72	$0.76	$0.81
The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per share is determined for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock contains rights to non-forfeitable dividends and qualifies as a participating security. ESOP shares are considered outstanding for this calculation unless unearned. Detailed ESOP disclosures are included in Note 13.
Basic earnings per common share is net income allocated to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For the years ended June 30, 2014, 2013, and 2012, outstanding stock options to purchase 86,635, 103,034, and 210,324 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 19 – Change in Accumulated Other Comprehensive Loss
Accumulated other comprehensive income includes unrealized gains and losses on securities available-for-sale and actuarial gains and losses, net periodic benefit costs and benefits paid for postretirement medical benefit. Changes in accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income are recorded on the consolidated statements of income either as a noninterest income or expense.
The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of June 30, 2014 and 2013.

	Year ended June 30, 2014
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$(362)	$(129)	$(491)
Other comprehensive income before reclassifications	376	49	425
Amounts reclassified from accumulated other comprehensive income	—	25	25
Tax effect of current period changes	(153)	(30)	(183)
Net current period other comprehensive income	223	44	267
Balance at end of period	$(139)	$(85)	$(224)

	Year ended June 30, 2013
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$83	$(252)	$(169)
Other comprehensive loss (income) before reclassifications	(735)	153	(582)
Amounts reclassified from accumulated other comprehensive income	—	56	56
Tax effect of current period changes	290	(86)	204
Net current period other comprehensive loss (income)	(445)	123	(322)
Balance at end of period	$(362)	$(129)	$(491)

Note 20 – Repurchase of Common Stock
On February 27, 2014, the Company announced that its Board of Directors authorized the sixth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 374,393 shares. Since November 2011, the Company has repurchased 2,312,765 shares under stock repurchase programs. The shares were repurchased at prices ranging from $12.00 to $17.90 per share with a weighted average cost of $15.02 per share. At June 30, 2014, there were 240,079 shares remaining to be repurchased under the sixth authorized stock repurchase program.

For the year ended June 30, 2014, the Company repurchased 795,098 shares at an aggregate cost of $12.9 million, including commissions. The shares were repurchased at prices between $14.75 and $17.90 per share with a weighted average cost of $16.24 per share.

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 21 - Condensed Consolidated Quarterly Results of Operations (Unaudited)
The following table sets forth our Company’s unaudited results of operations for the four quarters of 2014 and 2013.

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(Dollars thousands, except share data)
Year ended June 30, 2014
Interest income	$8,294	$8,301	$8,260	$8,575
Interest expense	1,640	1,567	1,570	1,627
Net interest income	6,654	6,734	6,690	6,948
Provision for loan losses	—	(300)	—	(400)
Noninterest income	1,459	1,394	1,367	1,419
Noninterest expense	6,288	6,283	5,945	6,374
Income before income tax	1,825	2,145	2,112	2,393
Income tax expense	677	805	856	824
Net income	$1,148	$1,340	$1,256	$1,569
Basic and Diluted earnings per share	$0.15	$0.18	$0.17	$0.22

Year ended June 30, 2013
Interest income	$9,841	$9,089	$8,802	$8,597
Interest expense	2,217	2,099	1,799	1,755
Net interest income	7,624	6,990	7,003	6,842
Provision for loan losses	850	600	400	(1,600)
Noninterest income	1,567	2,069	1,616	1,428
Noninterest expense	6,142	6,745	5,926	6,326
Income before income tax	2,199	1,714	2,293	3,544
Income tax expense	806	607	864	1,252
Net income	$1,393	$1,107	$1,429	$2,292
Basic and Diluted earnings per share	$0.16	$0.13	$0.18	$0.29

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

Note 22 - Parent Company Only Condensed Financial Statements
Condensed financial information of Simplicity Bancorp, Inc. follows:
CONDENSED BALANCE SHEETS

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Assets
Cash and cash equivalents	$6,231	$6,179
Securities available for sale	—	8
ESOP Loan	4,086	4,511
Investment in bank subsidiary	126,538	134,716
Accrued income receivable	—	—
Other assets	37	30
	$136,892	$145,444
Liabilities & Stockholders’ Equity
Accrued expenses and other liabilities	$6	$6
Stockholders’ equity	136,886	145,438
	$136,892	$145,444

CONDENSED STATEMENTS OF INCOME

	Year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Income
Interest on ESOP Loan	$141	$155	$169
Interest on investment securities, taxable	—	8	33
Dividend income from subsidiary	15,000	—	—
Other interest income	6	12	44
Total income	15,147	175	246
Expenses
Other operating expenses	430	455	556
Total operating expenses	430	455	556
Income (loss) before income taxes and equity in undistributed earnings of bank subsidiary	14,717	(280)	(310)
Income taxes	107	111	128
Income (loss) before equity in undistributed earnings of bank subsidiary	14,824	(169)	(182)
Equity in undistributed (losses) earnings of bank subsidiary	(9,511)	6,390	7,402
Net income	$5,313	$6,221	$7,220

Comprehensive income	$5,580	$5,899	$7,072

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014, 2013, AND 2012

CONDENSED STATEMENTS OF CASH FLOWS

	June 30,
	2014	2013	2012
	(Dollars in thousands)
Operating activities
Net income	$5,313	$6,221	$7,220
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	9,511	(6,390)	(7,402)
Net change in accrued income receivable	—	2	3
Net change in other assets	(7)	(12)	(4)
Net change in accrued expenses and other liabilities	—	(8)	8
Net cash provided by (used in) operating activities	14,817	(187)	(175)
Investing activities
Proceeds from maturities of available-for-sale investments	8	388	520
Net change in ESOP loan receivable	425	412	398
Net cash provided by investing activities	433	800	918
Financing activities
Dividends paid on common stock	(2,429)	(2,618)	(2,329)
Repurchase of common stock	(12,912)	(12,992)	(8,830)
Exercise of stock options	143	70	78
Net cash used in financing activities	(15,198)	(15,540)	(11,081)
Net change in cash and cash equivalents	52	(14,927)	(10,338)
Cash and cash equivalents at beginning of year	6,179	21,106	31,444
Cash and cash equivalents at end of year	$6,231	$6,179	$21,106