Form 10-Q
period 2014-09-30
Simplicity Bancorp, Inc.
filed 2014-11-07
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________________________________
FORM 10-Q
  _________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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
Common Stock, $.01 par value – 7,393,308 shares outstanding as of November 5, 2014.

Form 10-Q
SIMPLICITY BANCORP, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2014	June 30, 2014
ASSETS
Cash and due from banks	$9,826	$7,988
Federal funds sold	69,275	61,265
Total cash and cash equivalents	79,101	69,253
Securities available-for-sale, at fair value	54,029	56,883
Securities held-to-maturity, fair value of $387 and $406 at September 30, 2014 and June 30, 2014, respectively	377	395
Federal Home Loan Bank stock, at cost	5,519	5,519
Loans held for sale	3,116	3,687
Loans receivable, net of allowance for loan losses of $4,330 and $4,580 at September 30, 2014 and June 30, 2014, respectively	693,483	715,750
Accrued interest receivable	2,178	2,252
Premises and equipment, net	3,560	3,764
Goodwill	3,950	3,950
Bank-owned life insurance	14,325	14,220
Real estate owned (REO)	306	284
Other assets	3,407	3,231
Total assets	$863,351	$879,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$54,113	$60,569
Interest bearing	602,429	592,254
Total deposits	656,542	652,823
Federal Home Loan Bank advances, short-term	—	20,000
Federal Home Loan Bank advances, long-term	65,000	65,000
Accrued expenses and other liabilities	4,268	4,479
Total liabilities	725,810	742,302
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 7,393,308 and 7,368,296 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	74	74
Additional paid-in capital	67,833	67,690
Retained earnings	73,652	73,210
Accumulated other comprehensive loss, net of tax	(257)	(224)
Unearned employee stock ownership plan shares	(3,761)	(3,864)
Total stockholders’ equity	137,541	136,886
Total liabilities and stockholders’ equity	$863,351	$879,188
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2014	2013
Interest income
Interest and fees on loans	$7,716	$8,018
Interest on securities, taxable	204	167
Federal Home Loan Bank dividends	105	80
Other interest	39	29
Total interest income	8,064	8,294
Interest expense
Interest on deposits	1,358	1,391
Interest on borrowings	312	249
Total interest expense	1,670	1,640
Net interest income	6,394	6,654
Provision for (recovery of) loan losses	(350)	—
Net interest income after provision for loan losses	6,744	6,654
Noninterest income
Service charges and fees	546	467
ATM fees and charges	488	517
Referral commissions	96	84
Bank-owned life insurance	105	109
Net gain on sales of loans	199	185
Other noninterest (loss) income	(44)	97
Total noninterest income	1,390	1,459
Noninterest expense
Salaries and benefits	2,940	3,016
Occupancy and equipment	750	786
ATM expense	500	578
Advertising and promotional	132	281
Legal fees	190	48
Professional services	666	507
Federal deposit insurance premiums	110	132
Postage	49	52
Telephone	197	195
Loss on equity investment	150	62
REO foreclosure expenses and sales (gains) losses, net	(46)	28
Electronic services	124	125
Other operating expense	334	478
Total noninterest expense	6,096	6,288
Income before income tax expense	2,038	1,825
Income tax expense	962	676
Net income	$1,076	$1,149
Earnings per common share:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2014	2013
Net income	$1,076	$1,149
Other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale	(55)	93
Postretirement medical benefit costs
Net loss arising during the period	(14)	(17)
Reclassification adjustment for net periodic benefit cost and benefits paid	14	17
Income tax effect	22	(38)
Other comprehensive (loss) income, net of tax	(33)	55
Comprehensive income	$1,043	$1,204
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of tax	Unearned ESOP Shares	Total
Balance, June 30, 2013	8,121,415	$81	$79,800	$70,326	$(491)	$(4,278)	$145,438
Net income	—	—	—	1,149	—	—	1,149
Other comprehensive income	—	—	—	—	55	—	55
Dividends declared ($0.08 per share)	—	—	—	(618)	—	—	(618)
Repurchase of common stock	(148,575)	(1)	(2,242)	—	—	—	(2,243)
Stock options earned	—	—	9	—	—	—	9
Allocation of stock awards	—	—	75	—	—	—	75
Issuance of stock awards	25,425	—	—	—	—	—	—
Allocation of ESOP common stock (10,355 shares allocated)	—	—	52	—	—	103	155
Balance, September 30, 2013	7,998,265	$80	$77,694	$70,857	$(436)	$(4,175)	$144,020

Balance, June 30, 2014	7,368,296	$74	$67,690	$73,210	$(224)	$(3,864)	$136,886
Net income	—	—	—	1,076	—	—	1,076
Other comprehensive loss	—	—	—	—	(33)	—	(33)
Dividends declared ($0.09 per share)	—	—	—	(634)	—	—	(634)
Stock options earned	—	—	1	—	—	—	1
Allocation of stock awards	—	—	73	—	—	—	73
Issuance of stock awards	25,412	—	—	—	—	—	—
Forfeiture of stock awards	(400)	—	—	—	—	—	—
Allocation of ESOP common stock (10,355 shares allocated)	—	—	69	—	—	103	172
Balance, September 30, 2014	7,393,308	$74	$67,833	$73,652	$(257)	$(3,761)	$137,541
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,076	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	82	112
Amortization of net premiums on loan purchases	23	121
Amortization of net loan origination costs	66	17
Provision for (recovery of) loan losses	(350)	—
Net gain on sale of REO	(62)	—
Net gain on sales of loans held for sale	(199)	(185)
Loans originated for sale	(10,897)	(6,957)
Proceeds from sales of loans held for sale	11,667	9,519
Decrease in valuation allowance for loans held for sale	—	(86)
Depreciation and amortization	313	321
Loss on equity investment	150	62
Increase in cash surrender value of bank-owned life insurance	(105)	(109)
Allocation of ESOP common stock	172	155
Allocation of stock awards	73	75
Stock options earned	1	9
Net change in accrued interest receivable	74	108
Net change in other assets	(304)	176
Net change in accrued expenses and other liabilities	(211)	(3,581)
Net cash provided by operating activities	1,569	906
INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities	2,717	4,033
Proceeds from maturities and principal repayments of held-to-maturity securities	18	50
Net change in loans	22,222	(24,585)
Proceeds from sale of real estate owned	346	—
Purchases of premises and equipment	(109)	(462)
Net cash provided by (used in) investing activities	25,194	(20,964)
FINANCING ACTIVITIES
Repayment of FHLB advances	(20,000)	—
Dividends paid on common stock	(634)	(618)
Repurchase of common stock	—	(2,243)
Net change in deposits	3,719	(27,773)
Net cash used in financing activities	(16,915)	(30,634)
Net change in cash and cash equivalents	9,848	(50,692)
Cash and cash equivalents at beginning of period	69,253	85,674
Cash and cash equivalents at end of period	$79,101	$34,982

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$1,664	$1,634
Income taxes paid	950	1,600
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$306	$325
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Nature of Business and Significant Accounting Policies
Nature of Business: Simplicity Bancorp, Inc. (the “Company”), is a Maryland corporation that owns all of the outstanding common stock of Simplicity Bank (the “Bank”). The Company’s primary activity is holding all of the outstanding shares of common stock of Simplicity Bank. The Bank is a federally chartered savings bank headquartered in Covina, California. The Bank’s principal business activity consists of attracting retail deposits from the general public and originating or purchasing primarily loans secured by multi-family residences and first mortgages on owner-occupied, one-to-four family residences located in its market area, and to a lesser extent, commercial real estate, automobile and other consumer loans. The Bank also engages in mortgage banking activities and, as such, originates, sells and services one-to-four family residential mortgage loans.
On September 27, 2014, the Company entered into a merger agreement with HomeStreet, Inc. ("HomeStreet"), under which the Company will merge with and into HomeStreet and the Bank will merge with and into HomeStreet’s subsidiary, HomeStreet Bank (the "Merger"). Under the terms of the 100% stock agreement, the Company's stockholders are expected to receive one share of HomeStreet common stock for each share owned of the Company's common stock, subject to adjustment if HomeStreet’s closing stock price during a specified measurement period prior to closing is more than $20.0 or less than $15.0 per share. The Merger is expected to close in the first quarter of calendar year 2015, subject to certain conditions set forth in the merger agreement. For more information, please refer to the Agreement and Plan of Merger attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014.
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
The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for any other interim periods within the fiscal year ending June 30, 2015. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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

Recent Accounting Pronouncements:
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which simplifies the amortization method an entity uses and modifies the criteria an entity must meet to account for a low-income housing tax credit investment by using ASC 323-740’s measurement and presentation alternative, including the simplified amortization method. This method permits an investment’s performance to be presented net of the related tax benefits as part of income tax expense. For public entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The amendments should be applied retrospectively to all periods presented. The adoption of this guidance is not expected to have a material effect on the Company's results of operations or financial position.

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

Note 2 – Earnings Per Share
The following table sets forth earnings per share calculations for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013
	(Dollars in thousands, except per share data)
Basic
Net income	$1,076	$1,149
Less: Net income allocated to restricted stock awards	(11)	(9)
Net income allocated to common stockholders	$1,065	$1,140
Weighted average common shares outstanding	6,965,443	7,625,978
Basic earnings per common share	$0.15	$0.15
Diluted
Net income	$1,076	$1,149
Less: Net income allocated to restricted stock awards	(11)	(9)
Net income allocated to common stockholders	$1,065	$1,140
Weighted average common shares outstanding	6,965,443	7,625,978
Add: Dilutive effect of stock options	22,129	19,453
Average shares and dilutive potential common shares	6,987,572	7,645,431
Diluted earnings per common share	$0.15	$0.15
The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per share is determined for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock contains rights to non-forfeitable dividends and qualifies as a participating security. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. For the three months ended September 30, 2014 and 2013, 10,355 ESOP shares were allocated during the respective quarters. 331,366 ESOP shares remained unearned at September 30, 2014 as compared to 372,787 ESOP shares remained unearned at September 30, 2013.
Basic earnings per common share is net income allocated to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For the three months ended September 30, 2014 and 2013, outstanding stock options to purchase 82,440 shares and 87,691 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.
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
There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three months ended September 30, 2014 and 2013.

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
Mortgage Servicing Assets: MSAs are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The fair value is determined at a tranche level, based on a valuation model that calculates the present value of estimated future net servicing income. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data such as prepayment speeds, ancillary income, servicing costs, and delinquency rates. The significant assumptions include discount rate and prepayment speed incorporated into the valuation model that reflect management’s best estimate resulting in a level 3 classification.
Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2014
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$33,638	$—	$33,638	$—
Collateralized mortgage obligations (residential)	20,391	—	20,391	—
Total available-for-sale securities	$54,029	$—	$54,029	$—
June 30, 2014
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$35,216	$—	$35,216	$—
Collateralized mortgage obligations (residential)	21,667	—	21,667	—
Total available-for-sale securities	$56,883	$—	$56,883	$—
Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2014
MSAs	$13	$—	$—	$13

Assets at June 30, 2014
MSAs	$75	$—	$—	$75
At September 30, 2014 and June 30, 2014, no nonfinancial assets and liabilities were measured at fair value on a non-recurring basis.

Impairment of MSAs is determined at the tranche level and recognized through a valuation allowance for each individual grouping, to the extent that fair value is less than the carrying amount. The impairment amount was $6,000 as of September 30, 2014 as compared to $10,000 as of June 30, 2014. There was a $4,000 impairment recovery recorded during the three months ended September 30, 2014 and 2013.
The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis as of the dates indicated:

September 30, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
MSAs	$13	Discounted Cash Flow	Discount Rate	8.5%
			CPR	5.99% - 14.50% (7.92%)

June 30, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
MSAs	$75	Discounted Cash Flow	Discount Rate	8.5%
			CPR	5.90% to 14.52% (8.38%)
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

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows:

	Fair Value Measurements at September 30, 2014 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$9,826	$9,826	$—	$—	$9,826
Federal funds sold	69,275	—	69,275	—	69,275
Securities held-to-maturity	377	—	387	—	387
Federal Home Loan Bank Stock	5,519	N/A	N/A	N/A	N/A
Loans held for sale	3,116	—	3,241	—	3,241
Loans receivable, net	693,483	—	—	719,305	719,305
MSAs	837	—	—	1,179	1,179
Accrued interest receivable - loans	2,089	—	—	2,089	2,089
Accrued interest receivable - investments	88	—	88	—	88
Financial liabilities:
Deposits	656,542	—	659,002	—	659,002
FHLB Advances	65,000	—	65,734	—	65,734

	Fair Value Measurements at June 30, 2014 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$7,988	$7,988	$—	$—	$7,988
Federal funds sold	61,265	—	61,265	—	61,265
Securities held-to-maturity	395	—	406	—	406
Federal Home Loan Bank Stock	5,519	N/A	N/A	N/A	N/A
Loans held for sale	3,687	—	3,840	—	3,840
Loans receivable, net	715,750	—	—	738,391	738,391
MSAs	696	—	—	982	982
Accrued interest receivable - loans	2,159	—	—	2,159	2,159
Accrued interest receivable - investments	93	—	93	—	93
Financial liabilities:
Deposits	652,823	—	656,273	—	656,273
FHLB Advances	85,000	—	86,066	—	86,066

Note 4 – Investments
The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(Dollars in thousands)
September 30, 2014
Mortgage-backed (residential):
Fannie Mae	$6,506	$62	$—	$6,444
Freddie Mac	23,156	9	(450)	23,597
Ginnie Mae	3,976	—	(7)	3,983
Collateralized mortgage obligations (residential):
Fannie Mae	7,861	50	(5)	7,816
Freddie Mac	12,530	68	—	12,462
Total	$54,029	$189	$(462)	$54,302

June 30, 2014
Mortgage-backed (residential):
Fannie Mae	$6,933	$109	$—	$6,824
Freddie Mac	24,136	43	(376)	24,469
Ginnie Mae	4,147	1	—	4,146
Collateralized mortgage obligations (residential):
Fannie Mae	8,640	19	(11)	8,632
Freddie Mac	13,027	9	(12)	13,030
Total	$56,883	$181	$(399)	$57,101

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
September 30, 2014
Mortgage-backed (residential):
Fannie Mae	$97	$2	$—	$99
Freddie Mac	55	2	—	57
Ginnie Mae	29	1	—	30
Collateralized mortgage obligations (residential):
Fannie Mae	196	5	—	201
Total	$377	$10	$—	$387

June 30, 2014
Mortgage-backed (residential):
Fannie Mae	$100	$3	$—	$103
Freddie Mac	58	2	—	60
Ginnie Mae	30	1	—	31
Collateralized mortgage obligations (residential):
Fannie Mae	207	5	—	212
Total	$395	$11	$—	$406

There were no sales of securities during the three months ended September 30, 2014 and September 30, 2013.
All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at September 30, 2014. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. The Company did not have any securities that were callable as of September 30, 2014.
Securities with unrealized losses at September 30, 2014 and June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
September 30, 2014
Description of Securities
Mortgage-backed securities (residential)	$8,893	$(11)	$15,741	$(446)	$24,634	$(457)
Collateralized mortgage obligations (residential)	317	(1)	878	(4)	1,195	(5)
Total temporarily impaired	$9,210	$(12)	$16,619	$(450)	$25,829	$(462)

June 30, 2014
Description of Securities
Mortgage-backed securities (residential)	$—	$—	$16,404	$(376)	$16,404	$(376)
Collateralized mortgage obligations (residential)	12,636	(14)	1,598	(9)	14,234	(23)
Total temporarily impaired	$12,636	$(14)	$18,002	$(385)	$30,638	$(399)
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
At September 30, 2014, eight debt securities had an aggregate unrealized loss of 1.8% of the Company’s amortized cost basis. At June 30, 2014, ten debt securities had an unrealized loss of 1.3% of the Company’s amortized cost basis. We do not own any non-agency mortgage-backed securities (“MBSs”) or collateralized mortgage obligations (“CMOs”). All MBSs and CMOs were issued by a wholly-owned government corporation, Ginnie Mae, or U.S. government-sponsored enterprises and agencies, including Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of September 30, 2014 and June 30, 2014.
At September 30, 2014 and June 30, 2014, there were no investments in any one issuer, other than the U.S. Government and its sponsored enterprises and agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans
The composition of loans consists of the following:

	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Real Estate:
One-to-four family residential	$282,757	$288,960
Multi-family residential	321,792	335,040
Commercial real estate	33,696	38,062
	638,245	662,062
Consumer:
Automobile	48,615	45,686
Home equity	607	625
Other consumer loans, primarily unsecured	9,990	11,481
	59,212	57,792
Total loans	697,457	719,854
Deferred net loan origination costs	116	213
Net premium on purchased loans	240	263
Allowance for loan losses	(4,330)	(4,580)
Loans receivable, net	$693,483	$715,750
Loans held for sale totaled $3.1 million as of September 30, 2014 as compared to $3.7 million as of June 30, 2014. Loans held for sale are recorded at the lower of cost or fair value. Fair value is determined by outstanding commitments from the investor. Proceeds from sales of loans held for sale were $11.7 million and $9.5 million during the three months ended September 30, 2014 and 2013, resulting in net gain on sales of $199,000 and $185,000, respectively.

The following is an analysis of the changes in the allowance for loan losses:

	Allowance for loan losses for the
	Three months ended September 30, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$2,300	$993	$1,051	$136	$2	$98	$4,580
Provision for loan losses	(149)	(271)	(201)	232	—	39	(350)
Recoveries	—	—	253	2	—	3	258
Loans charged-off	—	—	—	(117)	—	(41)	(158)
Balance, end of period	$2,151	$722	$1,103	$253	$2	$99	$4,330

	Allowance for loan losses for the
	Three months ended September 30, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$3,009	$839	$1,654	$83	$4	$54	$5,643
Provision for loan losses	(352)	548	(247)	47	—	4	—
Recoveries	4	—	1	8	—	1	14
Loans charged-off	(33)	(100)	—	(26)	—	(11)	(170)
Balance, end of period	$2,628	$1,287	$1,408	$112	$4	$48	$5,487

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and June 30, 2014:

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
September 30, 2014	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$726	$—	$47	$—	$—	$7	$780
Collectively evaluated for impairment	1,425	722	1,056	253	2	92	3,550
Total ending allowance balance	$2,151	$722	$1,103	$253	$2	$99	$4,330

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$11,580	$1,239	$2,554	$—	$—	$7	$15,380
Collectively evaluated for impairment	271,177	320,553	31,142	48,615	607	9,983	682,077
Total ending loan balance	$282,757	$321,792	$33,696	$48,615	$607	$9,990	$697,457

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
June 30, 2014	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$910	$—	$52	$2	$—	$15	$979
Collectively evaluated for impairment	1,390	993	999	134	2	83	3,601
Total ending allowance balance	$2,300	$993	$1,051	$136	$2	$98	$4,580

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$12,431	$1,263	$3,506	$2	$—	$15	$17,217
Collectively evaluated for impairment	276,529	333,777	34,556	45,684	625	11,466	702,637
Total ending loan balance	$288,960	$335,040	$38,062	$45,686	$625	$11,481	$719,854

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
The difference between the recorded investment and unpaid principal balance of loans relates to net deferred origination costs, net premiums on purchased loans, charge-offs and interest payments received on impaired loans that are recorded as a reduction of principal. There were no collateral dependent loans measured at fair value with a valuation allowance recorded and $7.4 million impaired loans evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $773,000 at September 30, 2014. This compares to no collateral dependent loans measured at fair value with a valuation allowance recorded and $8.6 million impaired loans evaluated based on the loans' present value of expected cash flows with a valuation allowance of $962,000 at June 30, 2014.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2014 and June 30, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2014	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,445	$5,302	$—
Multi-family residential	1,647	1,239	—
Commercial real estate	1,892	1,390	—
	9,984	7,931	—
With an allowance recorded:
Real estate loans:
One-to-four family	6,542	6,278	726
Multi-family residential	—	—	—
Commercial real estate	1,164	1,164	47
Other loans:
Other	7	7	7
	7,713	7,449	780
Total	$17,697	$15,380	$780

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2014	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,175	$5,035	$—
Multi-family residential	1,656	1,263	—
Commercial real estate	3,084	2,336	—
	10,915	8,634	—
With an allowance recorded:
Real estate loans:
One-to-four family	7,705	7,396	910
Commercial real estate	1,170	1,170	52
Other loans:
Automobile	2	2	2
Other	15	15	15
	8,892	8,583	979
Total	$19,807	$17,217	$979

The following table presents monthly average of individually impaired loans by class for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013
	(Dollars in thousands)
Real estate loan:
One-to-four family	$12,005	$14,385
Multi-family residential	1,251	1,601
Commercial real estate	3,030	5,952
Total	$16,286	$21,938
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

Foregone interest income, which would have been recorded had the non-accrual loans been current in accordance with their original terms, amounted to $156,000 and $253,000 for the three months ended September 30, 2014 and 2013, respectively, and was not included in the results of operations. Included in foregone interest income, $144,000 and $151,000 for the three months ended September 30, 2014 and 2013, respectively, was collected and applied to the net loan balances.

The following table presents interest payments recorded as reduction of principal on impaired loans by class:

	Three months ended September 30,
	2014	2013
	(Dollars in thousands)
Real estate loan:
One-to-four family	$83	$94
Multi-family residential	15	30
Commercial real estate	46	27
Total	$144	$151
At September 30, 2014 and June 30, 2014, there were no loans past due more than 90 days and still accruing interest.
The following table presents non-accrual loans by class of loans:

	September 30, 2014	June 30, 2014
Non-accrual loans:	(Dollars in thousands)
Real estate loans:
One-to-four family	$4,958	$5,390
Multi-family residential	760	781
Commercial	1,390	1,460
Other loans:
Automobile	—	2
Other	7	15
Total non-accrual loans	$7,115	$7,648

There were ten one-to-four family residential loans totaling $3.2 million, two multi-family loans totaling $760,000 and two commercial real estate loans totaling $1.4 million on non-accrual status that were performing in accordance with their contractual terms at September 30, 2014. There were seven one-to-four family residential loans totaling $2.1 million and two multi-family loans totaling $781,000 on non-accrual status that were performing in accordance with their contractual terms at June 30, 2014.
The following tables present the aging of past due loans by class of loans:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
September 30, 2014	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,614	$214	$—	$1,828	$280,929	$282,757
Multi-family	—	—	—	—	321,792	321,792
Commercial	933	—	—	933	32,763	33,696
Other loans:
Automobile	48	16	—	64	48,551	48,615
Home Equity	—	—	—	—	607	607
Other	24	15	3	42	9,948	9,990
Total loans	$2,619	$245	$3	$2,867	$694,590	$697,457

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
June 30, 2014	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,123	$409	$301	$2,833	$286,127	$288,960
Multi-family	—	—	—	—	335,040	335,040
Commercial	1,061	—	399	1,460	36,602	38,062
Other loans:
Automobile	113	15	2	130	45,556	45,686
Home Equity	—	—	—	—	625	625
Other	31	4	15	50	11,431	11,481
Total loans	$3,328	$428	$717	$4,473	$715,381	$719,854

Troubled Debt Restructurings:
Troubled debt restructurings totaled $10.8 million and $12.5 million at September 30, 2014 and June 30, 2014, respectively. Troubled debt restructurings of $2.5 million and $2.9 million are included in the non-accrual loans at September 30, 2014 and June 30, 2014. The Bank has allocated $66,000 and $79,000 of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings and were on non-accrual status as of September 30, 2014 and June 30, 2014, respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the timely payment will continue. During the three months ended September 30, 2014, there was no troubled debt restructurings returned to accrual status. This compares to four troubled debt restructurings with an aggregate outstanding balance of $1.4 million that were returned to accrual status during the same period last year. There were no further commitments to customers whose loans were troubled debt restructurings at September 30, 2014 and June 30, 2014.
During the three months ended September 30, 2014 and 2013, there were no new loans that were modified as troubled debt restructurings.
At September 30, 2014 and 2013, there were no loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The terms of certain other loans were modified during the three months ended September 30, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. During the three months ended September 30, 2014, ten loans in the amount of $3.1 million were modified and not accounted for as troubled debt restructurings. During the three months ended September 30, 2013, six loans in the amount of $2.4 million were modified and not accounted for as troubled debt restructurings.The modifications were generally made to refinance the credits to maintain the borrowing relationships and consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.
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

As of September 30, 2014 and June 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss
September 30, 2014	(Dollars in thousands)
Real estate loans:
One-to-four family	$267,153	$9,396	$6,208	$—	$—
Multi-family	316,353	4,235	1,204	—	—
Commercial	19,989	3,437	10,270	—	—
Other loans:
Automobile	48,224	235	140	16	—
Home equity	607	—	—	—	—
Other	9,945	15	2	21	7
Total loans	$662,271	$17,318	$17,824	$37	$7

	Pass	Special Mention	Substandard	Doubtful	Loss
June 30, 2014	(Dollars in thousands)
Real estate loans:
One-to-four family	$272,261	$10,257	$6,442	$—	$—
Multi-family	327,999	3,174	3,867	—	—
Commercial	24,708	7,556	5,798	—	—
Other loans:
Automobile	45,542	87	55	—	2
Home equity	625	—	—	—	—
Other	11,455	8	2	1	15
Total loans	$682,590	$21,082	$16,164	$1	$17

Note 6 - Real Estate Owned
Changes in real estate owned are summarized as follows:

	Three months ended
	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Beginning of period	$284	$—
Transfers in	306	325
Capitalized expenditures	—	—
Sales	(284)	—
End of period	$306	$325
Net income (expense) related to foreclosed assets are as follows and are included in net operating expense:

	Three months ended
	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Net gain on sales	$62	$—
Net operating expense	(16)	(28)
Total	$46	$(28)
The Company has no valuation allowance or activity in the valuation allowance account during the three months ended September 30, 2014 and 2013.
Note 7 – Federal Home Loan Bank Advances
FHLB advances were $65.0 million and $85.0 million at September 30, 2014 and June 30, 2014, respectively. At September 30, 2014, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.82% to 2.43% with a weighted average stated rate of 1.79%. At June 30, 2014, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.82% to 2.43% with a weighted average stated rate of 1.57%.
The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows:

	September 30, 2014	June 30, 2014
Fiscal Year of Maturity	(Dollars in thousands)
2015	—	20,000
2016	—	—
2017	25,000	25,000
2018	10,000	10,000
2019	30,000	30,000
Total	$65,000	$85,000

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
The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$(139)	$(85)	$(224)
Other comprehensive loss before reclassifications	(55)	(14)	(69)
Amounts reclassified from accumulated other comprehensive income	—	14	14
Tax effect of current period changes	22	—	22
Net current period other comprehensive loss	(33)	—	(33)
Balance at end of period	$(172)	$(85)	$(257)

	Three Months Ended September 30, 2013
(Dollars in Thousands)	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
Balance at beginning of period	$(362)	$(129)	$(491)
Other comprehensive income (loss) before reclassifications	93	(17)	76
Amounts reclassified from accumulated other comprehensive income	—	17	17
Tax effect of current period changes	(38)	—	(38)
Net current period other comprehensive income	55	—	55
Balance at end of period	$(307)	$(129)	$(436)

Note 9 – Repurchase of Common Stock
On February 27, 2014, the Company announced that its Board of Directors authorized the sixth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 374,393 shares. Since November 2011, the Company has repurchased 2,312,765 shares under authorized stock repurchase programs. The shares were repurchased at prices ranging from $12.00 to $17.90 per share with a weighted average cost of $15.02 per share. At September 30, 2014, there were 240,079 shares remaining to be repurchased under the sixth authorized stock repurchase program. For the three months ended September 30, 2014, the Company did not repurchase any shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, restrictions of the operations on our business as a result of recent merger agreement, legislative and regulatory changes that adversely affect the business of Simplicity Bancorp, Inc. and Simplicity Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.
Market Area
Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. There have been positive developments in current economic conditions since the end of the recession. Improving financial conditions, increasing credit availability, accommodative monetary policy, and healthier labor and housing markets all support the economic growth in our market area. According to the Beige Book published by the Federal Reserve in October 2014, economic activity continued to expand. Residential construction and real estate activity were mixed while commercial construction and real estate activity grew in most Districts. Banking conditions continued to improve and commercial loan volumes increased in nearly all reporting Districts. In the Twelfth Federal Reserve District (San Francisco), economic activity continued to improve moderately during mid-August through late September 2014. Real estate activity in the San Francisco District advanced, but growth trends in the residential sector were uneven across the San Francisco District. Prices of single-family homes accelerated in a few areas, while in other areas the pace of price increases declined. Sales of single-family homes were stable. Overall, multifamily construction and development activity remained strong. In Los Angeles, commercial real estate construction picked up. Overall loan demand increased moderately. Asset quality improved and current overall loan performance was comparable to that seen before the recession. Competition among lenders for customers with high-quality credit remained intense, which had depressed interest rates on loans, reducing net interest margins and profitability. Future growth opportunities will be influenced by the stability of the nation and the regional economy and other trends within California, including unemployment rates and housing market conditions.

Sustained employment gains have helped to lower the unemployment rate. Despite this sustained improvement, the broad array of labor market indicators suggest continued slack. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California decreased slightly from 7.4% in June 2014 to 7.3% in September 2014. This compares to the national unemployment rate which trended down from 6.1% in June 2014 to 5.9% in September 2014.
Comparison of Financial Condition at September 30, 2014 and June 30, 2014.
Assets. Total assets declined $15.8 million, or 1.8%, to $863.4 million at September 30, 2014 from $879.2 million at June 30, 2014 due primarily to decreases in gross loans receivable and securities available-for-sale, partially offset by an increase in cash and cash equivalents.
Cash and cash equivalents increased by $9.8 million, or 14.2%, to $79.1 million at September 30, 2014 from $69.3 million at June 30, 2014. The increase was primarily due to principal repayments of loans and securities and an increase in deposits.
Securities available-for-sale decreased by $2.9 million, or 5.0%, to $54.0 million at September 30, 2014 from $56.9 million at June 30, 2014 due primarily to principal repayments of existing securities.
Gross loans receivable decreased by $22.4 million, or 3.1%, to $697.5 million at September 30, 2014 from $719.9 million at June 30, 2014. The decrease was primarily attributable to principal repayments and payoffs in addition to the sale of newly originated conforming fixed rate one-to-four family residential loans in the secondary market. Multi-family residential loans decreased $13.2 million, or 4.0%, to $321.8 million at September 30, 2014 from $335.0 million at June 30, 2014 due to principal prepayments and payoffs outpacing new loan originations during the three months ended September 30, 2014. One-to-four family residential real estate loans decreased $6.2 million, or 2.1%, to $282.8 million at September 30, 2014 from $289.0 million at

June 30, 2014 due primarily to principal prepayments and payoffs and sales of newly originated conforming fixed rate loans held for sale in the secondary market. Commercial real estate loans decreased $4.4 million, or 11.5%, to $33.7 million at September 30, 2014 from $38.1 million at June 30, 2014 due to principal prepayments and payoffs as there have been no new commercial real estate loan originations during the three months ended September 30, 2014. Consumer loans at September 30, 2014 which were comprised primarily of automobile loans totaling $48.6 million increased $1.4 million, or 2.5%, to $59.2 million at September 30, 2014 from $57.8 million at June 30, 2014 due to $2.7 million in automobile loan originations during the three months ended September 30, 2014.
The allowance for loan losses decreased by $250,000, or 5.5%, to $4.3 million at September 30, 2014 from $4.6 million at June 30, 2014 due primarily to a $350,000 reversal of provision for loan losses during the three months ended September 30, 2014 resulting from recoveries as well as improved asset quality of the loan portfolio as evidenced by a lower level of criticized and non-accrual loans, and a decline in the historical loss factors for our first fiscal quarter of 2015. Non-performing assets decreased to $7.4 million, or 0.86% of total assets at September 30, 2014 as compared to $7.9 million, or 0.90% of total assets at June 30, 2014.
Deposits. Total deposits increased $3.7 million, or 0.6%, to $656.5 million at September 30, 2014 from $652.8 million at June 30, 2014. The increase was comprised of a $10.2 million increase in interest-bearing deposits, partially offset by a $6.5 million decrease in non-interest bearing demand deposits.
The increase in interest-bearing deposits consisted of a $23.0 million, or 28.1%, increase in interest-bearing checking from $81.8 million at June 30, 2014 to $104.8 million at September 30, 2014. The increase was partially offset by a $8.6 million, or 6.3%, decrease in money market accounts from $138.2 million at June 30, 2014 to $129.5 million at September 30, 2014, a $2.4 million, or 1.9%, decrease in savings accounts from $125.8 million at June 30, 2014 to $123.3 million at September 30, 2014, and a $1.7 million, or 0.7%, decrease in certificates of deposit from $246.5 million at June 30, 2014 to $244.8 million at September 30, 2014. The growth in interest-bearing checking balances was due primarily to the Company's marketing strategy to promote interest-bearing checking deposits with enhanced features to deepen customer relationships. The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields at other financial institutions as accounts repriced to lower offering rates. The decline in money market balances was attributable to the promotion of interest-bearing checking accounts. Savings accounts decreased primarily due to the timing of customer payroll deposits as compared to June 30, 2014 and the discontinuation of certain savings products which traditionally had higher offering rates. The change in deposit mix was consistent with the Company's strategic decision to promote interest-bearing checking deposits to attract relationship customers in our target markets while reducing our reliance on time deposits by competing less aggressively on time deposit interest rates.
Non-interest bearing demand deposits decreased $6.5 million, or 10.7%, from $60.6 million at June 30, 2014 to $54.1 million at September 30, 2014. The decline in non-interest bearing demand deposits was primarily a result of the timing of customer payroll deposits as compared to June 30, 2014.
Borrowings. FHLB advances decreased to $65.0 million at September 30, 2014 as compared to $85.0 million at June 30, 2014 due to a $20.0 million scheduled maturity in a lower costing FHLB advance. The weighted average cost of FHLB advances increased to 1.79% at September 30, 2014 from 1.57% at June 30, 2014.
Stockholders’ Equity. Total stockholders’ equity, represented 15.9% of total assets and increased to $137.5 million at September 30, 2014 from $136.9 million at June 30, 2014. The increase in stockholders’ equity was primarily attributable to $1.1 million in net income, partially offset by cash dividends paid of $634,000 during the three months ended September 30, 2014.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth certain information for the three months ended September 30, 2014 and 2013, respectively.

	For the three months ended September 30,
	2014 (1)			2013 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$709,919	$7,716	4.35%	$706,331	$8,018	4.54%
Securities(3)	55,796	204	1.46	50,456	167	1.32
Federal funds sold	66,663	39	0.23	49,269	29	0.24
Federal Home Loan Bank stock	5,579	105	7.53	5,962	80	5.37
Total interest-earning assets	837,957	8,064	3.85	812,018	8,294	4.09
Noninterest earning assets	37,218			37,586
Total assets	$875,175			$849,604
INTEREST-BEARING LIABILITIES
Interest-bearing checking	$97,382	$220	0.90%	$14,211	$2	0.06%
Money market	133,966	76	0.23	160,510	92	0.23
Savings deposits	124,216	27	0.09	133,495	31	0.09
Certificates of deposit	245,514	1,035	1.69	270,323	1,266	1.87
Borrowings	75,000	312	1.66	60,000	249	1.66
Total interest-bearing liabilities	676,078	1,670	0.99	638,539	1,640	1.03
Noninterest bearing liabilities	61,896			66,353
Total liabilities	737,974			704,892
Equity	137,201			144,712
Total liabilities and equity	$875,175			$849,604
Net interest/spread		$6,394	2.86%		$6,654	3.06%
Margin(4)			3.05%			3.28%
Ratio of interest-earning assets to interest bearing liabilities	123.94%			127.17%
 _____________________________

(1)	Yields earned and rates paid have been annualized.

(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.

(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.

(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and September 30, 2013.
General. Net income for the three months ended September 30, 2014 of $1.1 million was relatively unchanged as compared to the three months ended September 30, 2013 with a slight decrease of $73,000, or 6.4%. Earnings per basic and diluted common share were both $0.15 for the three months ended September 30, 2014 and 2013. The decrease in net income was due primarily to decreases in net interest income and noninterest income and an increase in income tax expense, partially offset by a reversal in provision for loan losses and a decrease in noninterest expense. Excluding merger related expenses of $415,000, our net income would have been $1.5 million.
Interest Income. Interest income decreased $230,000, or 2.8%, to $8.1 million for the three months ended September 30, 2014 from $8.3 million for the three months ended September 30, 2013. The decline in interest income was primarily due to decreases in interest and fees on loans.
Interest and fees on loans decreased $302,000, or 3.8%, to $7.7 million for the three months ended September 30, 2014 from $8.0 million for the three months ended September 30, 2013. The primary reason for the decrease was a decline of 19 basis points in the average yield on loans from 4.54% for the three months ended September 30, 2013 to 4.35% for the three months ended September 30, 2014. The decrease in the average yield on loans was primarily caused by lower yields earned on new loan originations and payoffs of higher yielding seasoned loans during the current period as a result of the low interest rate environment.
Interest Expense. Interest expense increased $30,000, or 1.8%, to $1.7 million for the three months ended September 30, 2014 from $1.6 million for the three months ended September 30, 2013 as a result of an increase in interest expense on borrowings. The increase reflected a higher average balance of deposits and borrowings during the three months ended September 30, 2014, offset by a reduction in the average cost of funds on deposits as a result of continuing low interest rates.
Interest expense on deposits decreased $33,000, or 2.4%, to $1.4 million during the three months ended September 30, 2014 as compared to the same period last year. The primary reason for the decrease was a six basis point decline in the average cost of deposits from 0.96% for the three months ended September 30, 2013 to 0.90% for the three months ended September 30, 2014 due to the downward repricing of deposits in the low interest rate environment partially offset by an increase of $22.5 million in the average balance of deposits to $601.1 million for the three months ended September 30, 2014 from $578.5 million for the three months ended September 30, 2013. The increase in the average balance of deposits was a result of continued growth from the promotion of the interest-bearing checking product.
Interest expense on borrowings increased $63,000 or 25.3%, to $312,000 during the three months ended September 30, 2014 as compared to $249,000 for the same period last year. The increase was primarily attributable to a higher average balance of borrowings resulting from a $25.0 million increase in FHLB advances during the second quarter of fiscal 2014 at a weighted average cost of 1.38%, partially offset by a repayment of $20.0 million in FHLB advances that matured during the three months ended September 30, 2014 at a weighted average cost of 0.85%.
Provision for Loan Losses. During the quarter ended September 30, 2014, a $350,000 reversal of provision for loan losses was recorded as compared to no provision for loan losses for the quarter ended September 30, 2013. The improvement in the provision was primarily a result of recoveries as well as continued asset quality improvement evidenced by declining delinquency ratios and a lower level of criticized and non-performing loans during the three months ended September 30, 2014 compared to the same period last year. Net recoveries of $100,000 recorded during the quarter ended September 30, 2014 resulted in annualized net recoveries of 0.06% of average outstanding loans for the quarter ended September 30, 2014 as compared to annualized net charge-offs of 0.09% of average outstanding loans for the same period last year. Non-performing assets decreased to $7.4 million, or 0.86% of total assets at September 30, 2014 as compared to $7.9 million, or 0.90% of total assets at June 30, 2014 and $13.5 million, or 1.88% of total assets at September 30, 2013. Delinquent loans 60 days or more past due were $248,000, or 0.04% of total loans at September 30, 2014 as compared to $1.1 million, or 0.16% of total loans at June 30, 2014 and $6.4 million, or 0.89% of total loans at September 30, 2013. The decrease in delinquent loans at September 30, 2014 as compared to June 30, 2014 was primarily attributable to pay-offs, a loan of $399,000 brought current , and a loan of $301,000 transferred to REO. Loans 30 to 59 days delinquent totaled $2.6 million, or 0.38% of total loans at September 30, 2014, as compared to $3.3 million, or 0.47% of total loans at June 30, 2014 and $430,000, or 0.06% of total loans at September 30, 2013. Loans 30 to 59 days delinquent were either criticized or classified assets. Some loans 30 to 59 days delinquent were individually evaluated for impairment and others were collectively evaluated for impairment with additional qualitative adjustments factored in due to loan classification.

The reversal of provision for loan losses was comprised of a $149,000 reduction in provision on one-to-four family loans, a $271,000 reduction in provision on multi-family loans, a $201,000 reduction in provision on commercial real estate loans, a $232,000 provision on automobile loans, and a $39,000 provision on other loans. The decrease in provision on one-to-four family residential loans was primarily due to a decline in the allowance for loan losses allocated to loans individually evaluated. The decrease in provision on multi-family loans was primarily due to a lower level of classified multi-family loans, a decline in the overall historical loss factors on multi-family loans collectively evaluated for impairment, and a decrease in the balance of multi-family loans collectively evaluated for impairment. The decrease in provision on commercial real estate loans was primarily due to a recovery of $250,000 on an impaired commercial real estate loan which was paid off during the three months ended September 30, 2014. The increase in provision on automobile loans was primarily caused by charge-offs and an increase in the balance of automobile loans collectively evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.
Noninterest Income. Our noninterest income decreased $69,000, or 4.7%, to $1.4 million for the three months ended September 30, 2014 as compared to $1.5 million for the three months ended September 30, 2013 due primarily to decreases in the fair values of mortgage banking derivative assets, partially offset by an increase in service charges and fees primarily attributable to higher mortgage loan servicing fee income as well as higher service charge income on non-interest bearing demand deposits. Management periodically reviews service charge rates to compensate for services provided while still maintaining a competitive position.
Noninterest Expense. Our noninterest expense decreased by $192,000, or 3.1%, to $6.1 million for the three months ended September 30, 2014 primarily due to decreases in advertising and promotional expense of $149,000, other operating expense of $144,000, ATM expense of $78,000, salaries and benefits expense of $76,000 and a net gain on REO foreclosure expenses and sales, gains and losses of $74,000, partially offset by increases in legal fees of $142,000 and professional services expense of $159,000 related to the recently announced proposed merger.
Advertising and promotional expenses decreased $149,000, or 53.0%, to $132,000 for the three months ended September 30, 2014 as compared to $281,000 for the same period last year. The decrease was primarily due to the overall reduction in branding and marketing campaign expenses as the Company manages more marketing initiatives internally.
Other operating expense decreased $144,000, or 30.1%, to $334,000 for the three months ended September 30, 2014 as compared to $478,000 for the same period last year. The decrease was due primarily to decreases in the fair values of mortgage-banking derivatives liabilities and lower expenses in travel and conferences, personnel, supplies, and workers compensation insurance.
ATM expense decreased $78,000, or 13.5%, to $500,000 for the three months ended September 30, 2014 as compared to $578,000 for the same period last year primarily due to removal of older models of ATMs in service in the prior fiscal period.
Salaries and benefits expense decreased $76,000, or 2.5%, to $2.9 million for the three months ended September 30, 2014 as compared to $3.0 million for the same period last year primarily due to a decrease in the number of full-time equivalent employees.
REO foreclosure expenses and sales, gains and losses yielded a net gain of $46,000 for the three months ended September 30, 2014, as compared to $28,000 in net expense for the same period last year primarily due to a net gain on sale of a REO property of $62,000 offset by foreclosure expenses.
Legal fees increased $142,000, or 295.8%, to $190,000 for the three months ended September 30, 2014 as compared to $48,000 for the same period last year. Professional services expense increased $159,000, or 31.4%, to $666,000 for the three months ended September 30, 2014 as compared to $507,000 for the same period last year. The increases were primarily due to $165,000 in legal fees and $250,000 in consulting expense related to the merger.
Income Tax Expense. Income tax expense increased $286,000, or 42.3% to $962,000 for the three months ended September 30, 2014 as compared to $676,000 for the three months ended September 30, 2013. The effective tax rates were 47.2% and 37.0% for the three months ended September 30, 2014 and 2013, respectively. This higher effective tax rate for the three months ended September 30, 2014 as compared to the same period last year was primarily the result of non-deductible professional services and legal fees associated with the merger transaction, the termination of the California enterprise zone tax deduction as well as the expiration of California affordable housing tax credits effective January 2014.

Asset Quality
General. We continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan based upon our own underwriting standards prior to making the purchase except for loans purchased with a credit guarantee. The credit guarantee for the loans purchased in fiscal 2012 requires the seller to substitute or repurchase any loans sold to the Bank that become 60 days or more delinquent at the Bank’s option. The credit quality of the loans purchased in fiscal 2012 was to our satisfaction and did not result in substitution or repurchase of any loans purchased as of September 30, 2014.

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
All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of
September 30, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
County	(Dollars in thousands)
Los Angeles	$121,396	$281,651	$13,677	$416,724	65.29%
Orange	38,427	9,707	8,401	56,535	8.85
San Diego	19,964	9,326	—	29,290	4.59
San Bernardino	21,939	9,287	3,239	34,465	5.40
Riverside	15,625	2,620	5,780	24,025	3.76
Santa Clara	15,486	481	—	15,967	2.51
Alameda	11,320	3,848	438	15,606	2.45
Other	38,600	4,872	2,161	45,633	7.15
Total	$282,757	$321,792	$33,696	$638,245	100.00%

Real Estate Loans by County as of
June 30, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
County	(Dollars in thousands)
Los Angeles	$122,763	$291,414	$16,201	$430,378	65.01%
Orange	39,598	12,999	10,177	62,774	9.48
San Diego	20,677	9,376	—	30,053	4.54
San Bernardino	22,276	9,350	3,258	34,884	5.27
Riverside	15,249	2,636	5,815	23,700	3.58
Santa Clara	15,814	484	—	16,298	2.46
Alameda	12,566	3,868	440	16,874	2.55
Other	40,017	4,913	2,171	47,101	7.11
Total	$288,960	$335,040	$38,062	$662,062	100.00%

Non-accrual Real Estate Loans By County as of
September 30, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
County	(Dollars in thousands)
Los Angeles	$2,164	$—	$1,390	$3,554	0.85%
San Diego	642	—	—	642	2.19
San Bernardino	319	638	—	957	2.78
Riverside	263	122	—	385	1.60
Santa Clara	1,570	—	—	1,570	9.83
Total	$4,958	$760	$1,390	$7,108	1.11

Non-accrual Real Estate Loans by County as of
June 30, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
County	(Dollars in thousands)
Los Angeles	$2,226	$—	$1,460	$3,686	0.86%
San Diego	658	—	—	658	2.19
San Bernardino	626	654	—	1,280	3.67
Riverside	272	127	—	399	1.68
Santa Clara	1,608	—	—	1,608	9.87
Total	$5,390	$781	$1,460	$7,631	1.15

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At September 30, 2014
Real estate loans:
One-to-four family	1	$214	—	$—	1	$214
Other loans:
Automobile	1	16	—	—	1	16
Other	5	15	2	3	7	18
Total loans	7	$245	2	$3	9	$248

At June 30, 2014
Real estate loans:
One-to-four family	1	$409	1	$301	2	$710
Commercial	—	—	1	399	1	399
Other loans:
Automobile	1	15	1	2	2	17
Other	3	4	2	15	5	19
Total loans	5	$428	5	$717	10	$1,145
Delinquent loans 60 days or more past due totaled $248,000 or 0.04% of total loans at September 30, 2014 as compared to $1.1 million or 0.16% of total loans at June 30, 2014. Delinquent one-to-four family residential loans decreased to $214,000 at September 30, 2014 from $710,000 at June 30, 2014 due to payoffs and a loan transfered to REO. There were no delinquent multi-family loans at September 30, 2014 and June 30, 2014. There were no delinquent commercial real estate loans at September 30, 2014 as compared to 399,000 at June 30, 2014. The delinquent commercial real estate loan of 399,000 at June 30, 2014 was brought current during the three months ended September 30, 2014. There were no real estate loan that were over 90 days delinquent at September 30, 2014 in the process of foreclosure.
Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. All loans past due 90 days or more are classified as non-accrual. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrual loans are recorded as a reduction of principal. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. At September 30, 2014 and June 30, 2014 there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans were troubled debt restructurings of $2.5 million and $2.9 million as of September 30, 2014 and June 30, 2014, with specific valuation allowances of $66,000 and $79,000, respectively.
During the three months ended September 30, 2014 and 2013, there were no new loans that were modified as troubled debt restructurings. At September 30, 2014, there were seven non-accrual restructured loans, all of which were one-to-four family residential loans with an aggregate balance of $2.5 million. Of the seven non-accrual restructured loans, four loans with an aggregate balance of $1.5 million were performing in accordance with their revised contractual terms. At June 30, 2014, there were eight non-accrual restructured loans, all of which were one-to-four family residential loans with an aggregate balance of $2.9 million. Of the eight non-accrual restructured loans, three loans with an aggregate balance of $915,000 were performing in accordance with their revised contractual terms.
Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that timely payment will continue. During the three months ended September 30, 2014, no troubled debt restructurings were returned to accrual status as a result of the borrowers paying the modified terms as agreed for a sustained period of more than six months and reasonable assurance that timely payment will continue. This compares to four troubled debt restructurings with an aggregate outstanding balance of $1.4 million that were returned to accrual status during the same period last year. There were no further commitments to customers whose loans were troubled debt restructurings at September 30, 2014 and June 30, 2014.
Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three months ended September 30, 2014, ten loans in the amount of $3.1 million were modified and not accounted for as troubled debt restructurings. During the three months ended September 30, 2013, six loans in the amount of $2.4 million were modified and not accounted for as troubled debt restructurings. The modifications were generally made to refinance the credits to maintain the borrowing relationships and consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,	At June 30,
	2014	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$2,417	$2,481
Multi-family	760	781
Commercial	1,390	1,460
Other loans:
Automobile	—	2
Other	7	15
Troubled debt restructurings:
One-to-four family	2,541	2,909
Total non-accrual loans	$7,115	$7,648
Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$306	$284
Total non-performing assets	$7,421	$7,932
Ratios:
Non-performing loans to total loans (1)	1.02%	1.06%
Non-performing assets to total assets	0.86%	0.90%
Total accuring troubled debt restructurings:	8,265	9,569
 _______________________

(1)	Total loans are net of deferred fees and costs.

Non-performing loans decreased to $7.1 million, or 1.02% of total loans at September 30, 2014 as compared to $7.6 million or 1.06% of total loans at June 30, 2014. The decrease in non-performing loans was primarily attributable to a non-performing troubled debt restructuring of $306,000 transferred to real estate owned during the three months ended September 30, 2014.
At September 30, 2014, there were $5.0 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $66,000 have been applied. Of the $5.0 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $2.5 million of such loans were modified as troubled debt restructurings.
At September 30, 2014, there were $2.2 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which no valuation allowances individually evaluated have been applied and were not modified as a troubled debt restructuring.

Real Estate Owned. Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses. The fair value of real estate owned is determined by a third party appraisal of the property. As of September 30, 2014, there was one real estate owned property in the amount of $306,000. This compared to one real estate owned property in the amount of $284,000 at June 30, 2014.
Classified and Criticized Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and criticized assets represented 25.6% of our equity capital and 4.1% of our total assets at September 30, 2014, as compared to 27.2% of our equity capital and 4.2% of our total assets at June 30, 2014. At September 30, 2014 and June 30, 2014, there were $7.1 million and $7.6 million in non-accrual loans included in classified assets, respectively.
The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Classified and Criticized Assets:
Loss	$7	$17
Doubtful	37	1
Substandard	17,824	16,164
Special Mention	17,318	21,082
Total	$35,186	$37,264
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

During the three months ended September 30, 2014, a $350,000 reversal of provision for loan losses was recorded as compared to no provision for loan losses for the quarter ended September 30, 2013. The improvement in the provision was primarily a result of recoveries as well as continued asset quality improvement evidenced by declining delinquency ratios and a lower level of criticized and non-performing loans during the three months ended September 30, 2014 compared to the same period last year. Net recoveries of $100,000 recorded during the three months ended September 30, 2014 resulted in annualized net recoveries of 0.06% of average outstanding loans for the quarter ended September 30, 2014 as compared to annualized net charge-offs of 0.09% of average outstanding loans for the same period last year. Non-performing assets decreased to $7.4 million, or 0.86% of total assets at September 30, 2014 as compared to $7.9 million, or 0.90% of total assets at June 30, 2014 and $13.5 million, or 1.88% of total assets at September 30, 2013. Delinquent loans 60 days or more past due were $248,000, or 0.04% of total loans at September 30, 2014 as compared to $1.1 million, or 0.16% of total loans at June 30, 2014 and $6.4 million, or 0.89% of total loans at September 30, 2013. The decrease in delinquent loans at September 30, 2014 as compared to June 30, 2014 was primarily attributable to pay-offs, a loan of $399,000 brought current , and a loan of $301,000 transferred to REO. The allowance for loan losses to non-performing loans was 60.86% at September 30, 2014 as compared to 59.88% at June 30, 2014. The slight increase in the allowance for loan losses to non-performing loans was a result of the decrease in non-performing loans, partially offset by a decrease in the allowance for loan losses during the three months ended September 30, 2014. The provision reflected management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	September 30, 2014		June 30, 2014
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,151	40.54%	$2,300	40.14%
Multi-family	722	46.14	993	46.54
Commercial	1,103	4.83	1,051	5.29
Other loans:
Automobile	253	6.97	136	6.35
Home equity	2	0.09	2	0.09
Other	99	1.43	98	1.59
Total allowance for loan losses	$4,330	100.00%	$4,580	100.00%
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various investment securities and lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2014, total approved loan commitments amounted to $2.2 million and the unadvanced portion of loans was $2.0 million.
There were no FHLB advances scheduled to mature in one year or less at September 30, 2014. Certificates of deposit scheduled to mature in one year or less at September 30, 2014, totaled $94.3 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.
At September 30, 2014, we had $65.0 million FHLB advances outstanding and available additional advances from the FHLB of San Francisco in the amount of $287.0 million. We also had a short-term line of credit with the Federal Reserve Bank of San Francisco of $40.6 million at September 30, 2014, which has not been drawn upon.

Contractual Obligations
In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase, sale and/or originate loans.
The following table summarizes our long-term contractual obligations at September 30, 2014.

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
	(Dollars in thousands)
FHLB advances	$65,000	$—	$25,000	$40,000	$—
Operating lease obligations	1,625	854	347	150	274
Loan commitments to originate	2,235	2,235	—	—	—
Available home equity and unadvanced lines of credit	2,047	2,047	—	—	—
Certificates of deposit	244,818	94,325	118,103	32,388	2
Total commitments and contractual obligations	$315,725	$99,461	$143,450	$72,538	$276
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

Capital
The table below sets forth Simplicity Bank’s capital position relative to its regulatory capital requirements at September 30, 2014 and June 30, 2014. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$129,865	23.15%	$44,887	8.00%	$56,109	10.00%
Tier 1 capital (to risk-weighted assets)	125,535	22.37	22,444	4.00	33,666	6.00
Tier 1 (core) capital (to adjusted tangible assets)	125,535	14.59	34,423	4.00	43,029	5.00

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$128,372	21.66%	$47,417	8.00%	$59,271	10.00%
Tier 1 capital (to risk-weighted assets)	123,792	20.89	23,709	4.00	35,563	6.00
Tier 1 (core) capital (to adjusted tangible assets)	123,792	14.13	35,056	4.00	43,820	5.00
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At September 30, 2014, Simplicity Bank was a “well-capitalized” institution under regulatory standards.

In July 2013, federal banking regulators approved an interim rule to set minimum requirements for both the quantity and quality of capital held by banking institutions.  The interim final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  Additionally, banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers.  The Bank must begin complying with the final rule on January 1, 2015.
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

An independent third party provides the Bank with the information presented in the following tables, which are based on information provided by the Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the three months ended September 30, 2014 and the year ended June 30, 2014, and the immediate, permanent and parallel movements in interest rates of +/-100, +200 and +300 basis points, as well as the change in the Bank’s net portfolio value at September 30, 2014 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change. These tables do not show changes in rates below -100 basis points due to the current low interest rate environment.

September 30, 2014		June 30, 2014
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	(1.90)%	+300 bp	(4.49)%
+200	(1.01)	+200	(2.81)
+100	(0.62)	+100	(1.45)
-100	(0.57)	-100	0.58

	September 30, 2014
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+400	$105,779	$(41,107)	(27.99)%	13.36%	(316)
+300	117,968	(28,917)	(19.69)	14.46	(206)
+200	129,428	(17,458)	(11.89)	15.40	(112)
+100	139,411	(7,474)	(5.09)	16.11	(41)
—	—	—	—	16.52	—
-100	151,147	4,262	2.90	16.61	9

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time the Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Current Litigation Relating to the Merger

On October 10, 2014, Stephen Bushansky filed a stockholder class action lawsuit in the Superior Court of Los Angeles County, California against the Company, the directors of the Company and HomeStreet. The lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take adequate measures to ensure that the interests of Simplicity’s stockholders are properly protected and by conducting a merger process that prevents competitive bidding. The complaint further alleges that HomeStreet aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction. The Company believes that the lawsuit is meritless and intends to vigorously defend itself against the allegations.

Item 1A. Risk Factors
Termination of the Merger Agreement with HomeStreet could adversely impact the Company.

If the Merger Agreement is terminated, there may be various consequences. For example, the Bank’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. The Company has incurred substantial costs in connection with the Merger Agreement, including legal, accounting and investment banking fees. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay HomeStreet a termination fee of $5.3 million. This may make it more difficult or expensive for another company to acquire the Company if the Merger Agreement is terminated, which may have a disproportionately adverse impact on the price of the Company’s common stock.
The Company will be subject to business uncertainties and contractual restrictions on its operations while the merger is pending.
The Company will be subject to business uncertainties and contractual restrictions on its operations while the merger is pending. For instance, uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Bank to seek to change their existing business relationships. Retention of certain employees by the Company may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles. If key employees, or a significant number of employees, depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or the surviving corporation, the Company’s business could be harmed. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course, and to comply with certain other operational restrictions, prior to closing.
There have been no other material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by the Issuer

Period	Total Number of Shares Purchased*	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan
7/1/14 – 7/31/14	—	$—	—	240,079
8/1/14 – 8/31/14	—	—	—	240,079
9/1/14 – 9/30/14	—	—	—	240,079
Total	—	$—	—	240,079

*	Since November 2011, the Company has repurchased 2,312,765 shares under stock repurchase programs.
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

Dated: November 7, 2014

/s/ Dustin Luton
Dustin Luton
President and Chief Executive Officer

/s/ Jean M. Carandang
Jean M. Carandang
Chief Financial Officer