Form 10-Q
period 2014-12-31
Simplicity Bancorp, Inc.
filed 2015-02-09
CIK 1412109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________________________________
FORM 10-Q
  _________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2014
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
Common Stock, $.01 par value – 7,400,102 shares outstanding as of February 5, 2015.

Form 10-Q
SIMPLICITY BANCORP, INC.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)

	December 31, 2014	June 30, 2014
ASSETS
Cash and due from banks	$11,836	$7,988
Federal funds sold	82,835	61,265
Total cash and cash equivalents	94,671	69,253
Securities available-for-sale, at fair value	51,579	56,883
Securities held-to-maturity, fair value of $370 and $406 at December 31, 2014 and June 30, 2014, respectively	360	395
Federal Home Loan Bank stock, at cost	5,519	5,519
Loans held for sale	2,039	3,687
Loans receivable, net of allowance for loan losses of $3,914 and $4,580 at December 31, 2014 and June 30, 2014, respectively	680,879	715,750
Accrued interest receivable	2,054	2,252
Premises and equipment, net	3,338	3,764
Goodwill	3,950	3,950
Bank-owned life insurance	14,432	14,220
Real estate owned (REO)	—	284
Other assets	4,386	3,231
Total assets	$863,207	$879,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$58,352	$60,569
Interest bearing	597,902	592,254
Total deposits	656,254	652,823
Federal Home Loan Bank advances, short-term	—	20,000
Federal Home Loan Bank advances, long-term	65,000	65,000
Accrued expenses and other liabilities	3,720	4,479
Total liabilities	724,974	742,302
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 7,392,908 and 7,368,296 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	74	74
Additional paid-in capital	67,996	67,690
Retained earnings	73,958	73,210
Accumulated other comprehensive loss, net of tax	(138)	(224)
Unearned employee stock ownership plan (ESOP) shares	(3,657)	(3,864)
Total stockholders’ equity	138,233	136,886
Total liabilities and stockholders’ equity	$863,207	$879,188
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$7,236	$8,016	$14,953	$16,034
Interest on securities, taxable	190	179	394	346
Federal Home Loan Bank dividends	103	84	207	164
Other interest	49	22	88	51
Total interest income	7,578	8,301	15,642	16,595
Interest expense
Interest on deposits	1,350	1,280	2,708	2,671
Interest on borrowings	293	287	605	536
Total interest expense	1,643	1,567	3,313	3,207
Net interest income	5,935	6,734	12,329	13,388
Provision for (recovery of) loan losses	(400)	(300)	(750)	(300)
Net interest income after provision for loan losses	6,335	7,034	13,079	13,688
Noninterest income
Service charges and fees	533	521	1,079	988
ATM fees and charges	461	503	949	1,020
Referral commissions	92	95	189	179
Bank-owned life insurance	107	110	212	219
Net gain on sales of loans	112	145	311	330
Other noninterest (loss) income	(9)	20	(54)	117
Total noninterest income	1,296	1,394	2,686	2,853
Noninterest expense
Salaries and benefits	3,004	3,122	5,944	6,138
Occupancy and equipment	680	723	1,430	1,509
ATM expense	519	550	1,019	1,128
Advertising and promotional	62	337	194	619
Legal Fees	224	39	414	87
Professional services	379	563	1,045	1,071
Federal deposit insurance premiums	115	117	224	249
Postage	55	52	103	104
Telephone	250	207	448	402
Loss on equity investment	147	75	297	136
REO foreclosure expenses and sales (gains)/losses, net	(123)	(13)	(168)	15
Electronic services	121	123	245	248
Other operating expense	423	388	756	866
Total noninterest expense	5,856	6,283	11,951	12,572
Income before income tax expense	1,775	2,145	3,814	3,969
Income tax expense	835	805	1,797	1,480
Net income	$940	$1,340	$2,017	$2,489
Earnings per common share:
Basic	$0.13	$0.18	$0.29	$0.33
Diluted	$0.13	$0.18	$0.29	$0.33
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$940	$1,340	$2,017	$2,489
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	202	(330)	147	(237)
Postretirement medical benefit costs
Net loss arising during the period	(8)	(17)	(21)	(35)
Reclassification adjustment for net periodic benefit cost and benefits paid	8	17	21	35
Income tax effect	(83)	135	(61)	97
Other comprehensive income (loss), net of tax	119	(195)	86	(140)
Comprehensive income	$1,059	$1,145	$2,103	$2,349
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of tax	Unearned ESOP Shares	Total
Balance, June 30, 2013	8,121,415	$81	$79,800	$70,326	$(491)	$(4,278)	$145,438
Net income	—	—	—	2,489	—	—	2,489
Other comprehensive income	—	—	—	—	(140)	—	(140)
Dividends declared ($0.16 per share)	—	—	—	(1,219)	—	—	(1,219)
Repurchase of common stock	(383,979)	(3)	(5,963)	—	—	—	(5,966)
Stock options earned	—	—	18	—	—	—	18
Allocation of stock awards	—	—	159	—	—	—	159
Issuance of stock awards	25,425	—	—	—	—	—	—
Allocation of ESOP common stock (20,710 shares allocated)	—	—	112	—	—	207	319
Balance, December 31, 2013	7,762,861	$78	$74,126	$71,596	$(631)	$(4,071)	$141,098

Balance, June 30, 2014	7,368,296	$74	$67,690	$73,210	$(224)	$(3,864)	$136,886
Net income	—	—	—	2,017	$—	—	2,017
Other comprehensive income	—	—	—	—	86	—	86
Dividends declared ($0.18 per share)	—	—	—	(1,269)	—	—	(1,269)
Stock options earned	—	—	2	—	—	—	2
Allocation of stock awards	—	—	168	—	—	—	168
Issuance of stock awards	25,412	—	—	—	—	—	—
Forfeiture of stock awards	(800)	—	—	—	—	—	—
Allocation of ESOP common stock (20,710 shares allocated)	—	—	136	—	—	207	343
Balance, December 31, 2014	7,392,908	$74	$67,996	$73,958	$(138)	$(3,657)	$138,233
The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$2,017	$2,489
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	162	195
Amortization of net premiums on loan purchases	43	203
Amortization of net loan origination costs	125	189
Provision for (recovery of) loan losses	(750)	(300)
Net gain on sale of REO	(181)	(4)
Net gain on sales of loans held for sale	(311)	(330)
Loans originated for sale	(17,296)	(14,256)
Proceeds from sales of loans held for sale	19,255	17,027
Decrease in valuation allowance for loans held for sale	—	(86)
Depreciation and amortization	613	634
Loss on equity investment	297	136
Increase in cash surrender value of bank-owned life insurance	(212)	(219)
Allocation of ESOP common stock	343	319
Allocation of stock awards	168	159
Stock options earned	2	18
Net change in accrued interest receivable	198	113
Net change in other assets	(1,513)	430
Net change in accrued expenses and other liabilities	(759)	(2,938)
Net cash provided by operating activities	2,201	3,779
INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities	5,289	6,497
Proceeds from maturities and principal repayments of held-to-maturity securities	35	81
Net change in loans	35,147	(25,634)
Proceeds from sale of real estate owned	771	329
Purchases of premises and equipment	(187)	(728)
Net cash provided by (used in) investing activities	41,055	(19,455)
FINANCING ACTIVITIES
Proceeds from FHLB advances	—	25,000
Repayment of FHLB advances	(20,000)	—
Dividends paid on common stock	(1,269)	(1,219)
Repurchase of common stock	—	(5,966)
Net change in deposits	3,431	(30,168)
Net cash used in financing activities	(17,838)	(12,353)
Net change in cash and cash equivalents	25,418	(28,029)
Cash and cash equivalents at beginning of period	69,253	85,674
Cash and cash equivalents at end of period	$94,671	$57,645

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings	$3,321	$3,214
Income taxes paid	2,150	2,075
SUPPLEMENTAL NONCASH DISCLOSURES
Transfer from loans to real estate owned	$306	$539

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
On September 27, 2014, the Company entered into a merger agreement with HomeStreet, Inc. ("HomeStreet"), under which the Company will merge with and into HomeStreet and the Bank will merge with and into HomeStreet’s subsidiary, HomeStreet Bank (the "Merger"). Under the terms of the 100% stock agreement, the Company's stockholders are expected to receive one share of HomeStreet common stock for each share owned of the Company's common stock, subject to adjustment if HomeStreet’s closing stock price during a specified measurement period prior to closing is more than $20.00 or less than $15.00 per share. The Merger is expected to close in the first quarter of calendar year 2015, subject to certain conditions set forth in the merger agreement. For more information, please refer to the Agreement and Plan of Merger attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014.
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
The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2015. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Note 2 – Earnings Per Share
The following table sets forth earnings per share calculations for the three and six months ended December 31, 2014 and 2013:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Basic
Net income	$940	$1,340	$2,017	$2,489
Less: Net income allocated to restricted stock awards	11	11	21	21
Net income allocated to common shareholders	$929	$1,329	$1,996	$2,468
Weighted average common shares outstanding	6,975,798	7,410,160	6,970,620	7,518,064
Basic earnings per common share	$0.13	$0.18	$0.29	$0.33
Diluted
Net income	$940	$1,340	$2,017	$2,489
Less: Net income allocated to restricted stock awards	11	11	21	21
Net income allocated to common shareholders	$929	$1,329	$1,996	$2,468
Weighted average common shares outstanding	6,975,798	7,410,160	6,970,620	7,518,064
Add: Dilutive effect of stock options	25,753	22,642	25,810	21,082
Average shares and dilutive potential common shares	7,001,551	7,432,802	6,996,430	7,539,146
Diluted earnings per common share	$0.13	$0.18	$0.29	$0.33
The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings per share is determined for each class of common stock and participating securities according to dividends declared (or accumulated)

and participation rights in undistributed earnings. Restricted stock contains rights to non-forfeitable dividends and qualifies as a participating security. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. For the three and six months ended December 31, 2014, 10,355 and 20,710 ESOP shares were allocated, respectively. 321,011 ESOP shares remained unearned at December 31, 2014 as compared to 362,432 ESOP shares remained unearned at December 31, 2013.
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. For the three and six months ended December 31, 2014, outstanding stock options to purchase 59,205 and 70,823 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share. For the three and six months ended December 31, 2013, outstanding stock options to purchase 87,691 shares were anti-dilutive and not considered in computing diluted earnings per common share. Stock options are not considered participating securities as they do not contain rights to non-forfeitable dividends.

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
There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three and six months ended December 31, 2014 and 2013.
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
	(Dollars in thousands)
December 31, 2014
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$32,513	$—	$32,513	$—
Collateralized mortgage obligations (residential)	19,066	—	19,066	—
Total available-for-sale securities	$51,579	$—	$51,579	$—
June 30, 2014
Assets
Available-for-sale securities
Mortgage-backed securities (residential)	$35,216	$—	$35,216	$—
Collateralized mortgage obligations (residential)	21,667	—	21,667	—
Total available-for-sale securities	$56,883	$—	$56,883	$—
Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed. The following assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2014:
MSAs	$81	$—	$—	$81

Assets at June 30, 2014:
MSAs	$75	$—	$—	$75
At December 31, 2014 and June 30, 2014, no nonfinancial assets were measured at fair value on a non-recurring basis.
Impairment of MSAs is determined at the tranche level and recognized through a valuation allowance for each individual grouping, to the extent that fair value is less than the carrying amount. The impairment amount was $16,000 as of December 31, 2014 as compared to $10,000 as of June 30, 2014. There was a $6,000 impairment provision recorded during the six months ended December 31, 2014.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis as of the dates indicated:

December 31, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
MSAs	$81	Discounted Cash Flow	Discount Rate	8.5%
			Prepayment speed ("CPR")	6.95% - 17.18% (10.85%)

June 30, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
MSAs	$75	Discounted Cash Flow	Discount Rate	8.5%
			Prepayment speed ("CPR")	5.90% to 14.52% (8.38%)

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
Loans
Fair value for loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.
MSAs
The Company uses the amortization method for its MSAs and assesses the MSAs for impairment based on fair value. The fair value of MSAs is determined at tranche level using significant assumptions such as discount rate and prepayment speed and is classified as Level 3. MSAs tranches with impairment recorded as described previously are excluded from the fair value disclosure below.

Accrued Interest Receivable
Consistent with the asset it is associated with, the carrying amount of accrued interest receivable approximates fair value resulting in a either Level 2 or Level 3 classification.
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

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows:

	Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)
Financial assets:
Cash on hand	$11,836	$11,836	$—	$—	$11,836
Federal funds sold	82,835	—	82,835	—	82,835
Securities held-to-maturity	360	—	370	—	370
Federal Home Loan Bank Stock	5,519	N/A	N/A	N/A	N/A
Loans held for sale	2,039	—	2,127	—	2,127
Loans receivable, net	680,879	—	—	704,777	704,777
MSAs	870	—	—	1,023	1,023
Accrued interest receivable - loans	1,970	—	—	1,970	1,970
Accrued interest receivable - investments	84	—	84	—	84
Financial liabilities:
Deposits	656,254	—	658,236	—	658,236
FHLB Advances	65,000	—	65,839	—	65,839

	Fair Value Measurements at June 30, 2014 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$7,988	$7,988	$—	$—	$7,988
Federal funds sold	61,265	—	61,265	—	61,265
Securities held-to-maturity	395	—	406	—	406
Federal Home Loan Bank Stock	5,519	N/A	N/A	N/A	N/A
Loans held for sale	3,687	—	3,840	—	3,840
Loans receivable, net	715,750	—	—	738,391	738,391
MSAs	696	—	—	982	982
Accrued interest receivable - loans	2,159	—	—	2,159	2,159
Accrued interest receivable - investments	93	—	93	—	93
Financial liabilities:
Deposits	652,823	—	656,273	—	656,273
FHLB Advances	85,000	—	86,066	—	86,066

Note 4 – Investments
The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(Dollars in thousands)
December 31, 2014
Mortgage-backed (residential):
Fannie Mae	$6,193	$91	$—	$6,102
Freddie Mac	22,564	57	(275)	22,782
Ginnie Mae	3,756	—	(11)	3,767
Collateralized mortgage obligations (residential):
Fannie Mae	7,074	28	(12)	7,058
Freddie Mac	11,992	51	—	11,941
Total	$51,579	$227	$(298)	$51,650

June 30, 2014
Mortgage-backed (residential):
Fannie Mae	$6,933	$109	$—	$6,824
Freddie Mac	24,136	43	(376)	24,469
Ginnie Mae	4,147	1	—	4,146
Collateralized mortgage obligations (residential):
Fannie Mae	8,640	19	(11)	8,632
Freddie Mac	13,027	9	(12)	13,030
Total	$56,883	$181	$(399)	$57,101
The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
December 31, 2014
Mortgage-backed (residential):
Fannie Mae	$94	$2	$—	$96
Freddie Mac	52	2	—	54
Ginnie Mae	27	1	—	28
Collateralized mortgage obligations (residential):
Fannie Mae	187	5	—	192
Total	$360	$10	$—	$370

June 30, 2014
Mortgage-backed (residential):
Fannie Mae	$100	$3	$—	$103
Freddie Mac	58	2	—	60
Ginnie Mae	30	1	—	31
Collateralized mortgage obligations (residential):
Fannie Mae	207	5	—	212
Total	$395	$11	$—	$406

There were no sales of securities during the three and six months ended December 31, 2014 and December 31, 2013.
All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at December 31, 2014. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties. There were no mortgage-backed securities called prior to the maturity date during the three and six months ended December 31, 2014.
Securities with unrealized losses at December 31, 2014 and June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
December 31, 2014
Description of Securities
Mortgage-backed securities	$8,570	$(11)	$15,362	$(275)	$23,932	$(286)
Collateralized mortgage obligations (residential)	682	(5)	712	(7)	1,394	(12)
Total temporarily impaired	$9,252	$(16)	$16,074	$(282)	$25,326	$(298)

June 30, 2014
Description of Securities
Mortgage-backed securities	$—	$—	$16,404	$(376)	$16,404	$(376)
Collateralized mortgage obligations (residential)	12,636	(14)	1,598	(9)	14,234	(23)
Total temporarily impaired	$12,636	$(14)	$18,002	$(385)	$30,638	$(399)
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
At December 31, 2014, eight debt securities had an aggregate unrealized loss of 1.4% of the Company’s amortized cost basis. At June 30, 2014, ten debt securities had an unrealized loss of 1.3% of the Company’s amortized cost basis. We do not own any non-agency mortgage-backed securities (“MBSs”) or collateralized mortgage obligations (“CMOs”). All MBSs and CMOs were issued by a wholly-owned government corporation, Ginnie Mae, or U.S. government-sponsored enterprises and agencies, including Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of December 31, 2014 and June 30, 2014.
At December 31, 2014 and June 30, 2014, there were no investments in any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans
The composition of loans consists of the following:

	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Real Estate:
One-to-four family residential	$278,501	$288,960
Multi-family residential	313,270	335,040
Commercial real estate	31,477	38,062
	623,248	662,062
Consumer:
Automobile	48,351	45,686
Home equity	607	625
Other consumer loans, primarily unsecured	12,323	11,481
	61,281	57,792
Total loans	684,529	719,854
Deferred net loan origination costs	44	213
Net premium on purchased loans	220	263
Allowance for loan losses	(3,914)	(4,580)
Loans receivable, net	$680,879	$715,750
Loans held for sale totaled $2.0 million as of December 31, 2014 as compared to $3.7 million as of June 30, 2014. Loans held for sale are recorded at the lower of cost or fair value. Fair value, if lower than cost, is determined by outstanding commitments from the investor. Proceeds from sales of loans held for sale were $19.3 million and $17.0 million during the six months ended December 31, 2014 and 2013, resulting in net gain on sales of $311,000 and $330,000, respectively.

The following is an analysis of the changes in the allowance for loan losses:

	Allowance for loan losses for the
	Three months ended December 31, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$2,151	$722	$1,103	$253	$2	$99	$4,330
Provision for loan losses	(217)	(145)	(153)	50	—	65	(400)
Recoveries	—	—	—	15	—	5	20
Loans charged-off	—	—	—	(21)	—	(15)	(36)
Balance, end of period	$1,934	$577	$950	$297	$2	$154	$3,914

	Allowance for loan losses for the
	Three months ended December 31, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$2,628	$1,287	$1,408	$112	$4	$48	$5,487
Provision for loan losses	(247)	(94)	(222)	27	(1)	237	(300)
Recoveries	6	—	—	20	—	2	28
Loans charged-off	—	(131)	—	(36)	—	(9)	(176)
Balance, end of period	$2,387	$1,062	$1,186	$123	$3	$278	$5,039

	Allowance for loan losses for the
	Six Months Ended December 31, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$2,300	$993	$1,051	$136	$2	$98	$4,580
Provision for loan losses	(366)	(416)	(354)	282	—	104	(750)
Recoveries	—	—	253	17	—	8	278
Loans charged-off	—	—	—	(138)	—	(56)	(194)
Balance, end of period	$1,934	$577	$950	$297	$2	$154	$3,914

	Allowance for loan losses for the
	Six Months Ended December 31, 2013
	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Balance, beginning of period	$3,009	$839	$1,654	$83	$4	$54	$5,643
Provision for loan losses	(599)	454	(469)	74	(1)	241	(300)
Recoveries	10	—	1	28	—	3	42
Loans charged-off	(33)	(231)	—	(62)	—	(20)	(346)
Balance, end of period	$2,387	$1,062	$1,186	$123	$3	$278	$5,039

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and June 30, 2014:

December 31, 2014	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$673	$—	$40	$—	$—	$6	$719
Collectively evaluated for impairment	1,261	577	910	297	2	148	3,195
Total ending allowance balance	$1,934	$577	$950	$297	$2	$154	$3,914

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$11,693	$1,214	$2,501	$—	$—	$6	$15,414
Collectively evaluated for impairment	266,808	312,056	28,976	48,351	607	12,317	669,115
Total ending loan balance	$278,501	$313,270	$31,477	$48,351	$607	$12,323	$684,529

June 30, 2014	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$910	$—	$52	$2	$—	$15	$979
Collectively evaluated for impairment	1,390	993	999	134	2	83	3,601
Total ending allowance balance	$2,300	$993	$1,051	$136	$2	$98	$4,580

	One-to-four family	Multi-family residential	Commercial real estate	Automobile	Home equity	Other	Total
Loans:
Individually evaluated for impairment	$12,431	$1,263	$3,506	$2	$—	$15	$17,217
Collectively evaluated for impairment	276,529	333,777	34,556	45,684	625	11,466	702,637
Total ending loan balance	$288,960	$335,040	$38,062	$45,686	$625	$11,481	$719,854

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
The difference between the recorded investment and unpaid principal balance of loans relates to net deferred origination costs, net premiums on purchased loans, charge-offs and interest payments received on impaired loans that are recorded as a reduction of principal. There were no collateral dependent loans measured at fair value with a valuation allowance recorded and $6.9 million impaired loans evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $713,000 at December 31, 2014. This compares to no collateral dependent loans measured at fair value with a valuation allowance recorded and $8.6 million impaired loans evaluated based on the loans’ present value of expected cash flows with a valuation allowance of $962,000 at June 30, 2014.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2014 and June 30, 2014:

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,980	$5,910	$—
Multi-family residential	1,638	1,214	—
Commercial real estate	1,876	1,344	—
	10,494	8,468	—
With an allowance recorded:
Real estate loans:
One-to-four family	6,054	5,783	673
Commercial real estate	1,157	1,157	40
Other loans:
Other	6	6	6
	7,217	6,946	719
Total	$17,711	$15,414	$719

June 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$6,175	$5,035	$—
Multi-family residential	1,656	1,263	—
Commercial real estate	3,084	2,336	—
	10,915	8,634	—
With an allowance recorded:
Real estate loans:
One-to-four family	7,705	7,396	910
Commercial real estate	1,170	1,170	52
Other loans:
Automobile	2	2	2
Other	15	15	15
	8,892	8,583	979
Total	$19,807	$17,217	$979

The following table presents monthly average of individually impaired loans by class for the three and six months ended December 31, 2014 and 2013:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Real estate loan:
One-to-four family	$11,636	$13,561	$11,901	$13,971
Multi-family residential	1,227	1,921	1,239	1,796
Commercial real estate	2,527	5,744	2,854	5,875
Total	$15,390	$21,226	$15,994	$21,642
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

Foregone interest income, which would have been recorded had the non-accrual loans been current in accordance with their original terms, amounted to $148,000 and $228,000 for the three months ended December 31, 2014 and 2013, respectively, and was not included in the results of operations, of which $116,000 and $155,000, respectively, was collected and applied to the net loan balances. Foregone interest income amounted to $307,000 and $444,000 for the six months ended December 31, 2014 and 2013, respectively, and was not included in the results of operations, of which $261,000 and $306,000, respectively, was collected and applied to the net loan balances.

The following table presents interest payments recorded as reduction of principal on impaired loans by class:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Real estate loan:
One-to-four family	$69	$102	$151	$195
Multi-family residential	16	28	32	58
Commercial real estate	31	25	78	53
Total	$116	$155	$261	$306
At December 31, 2014 and June 30, 2014, there were no loans past due more than 90 days and still accruing interest.

The following table presents non-accrual loans by class of loans:

Non-accrual loans:	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Real estate loans:
One-to-four family	$5,711	$5,390
Multi-family residential	738	781
Commercial	1,344	1,460
Other loans:
Automobile	—	2
Other	6	15
Total non-accrual loans	$7,799	$7,648
There were nine one-to-four family residential loans totaling $3.2 million, two multi-family loans totaling $737,000, and two commercial real estate loans totaling $1.3 million on non-accrual status that were performing in accordance with their contractual terms at December 31, 2014. There were seven one-to-four family residential loans totaling $2.1 million and two multi-family loans totaling $781,000 on non-accrual status that were performing in accordance with their contractual terms at June 30, 2014.
The following tables present the aging of past due loans by class of loans:

December 31, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,374	$160	$967	$2,501	$276,000	$278,501
Multi-family	—	—	—	—	313,270	313,270
Commercial	—	—	—	—	31,477	31,477
Other loans:
Automobile	261	49	—	310	48,041	48,351
Home Equity	—	—	—	—	607	607
Other	58	20	2	80	12,243	12,323
Total loans	$1,693	$229	$969	$2,891	$681,638	$684,529

June 30, 2014	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or More Delinquent	Total Delinquent Loans	Total Current Loans	Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$2,123	$409	$301	$2,833	$286,127	$288,960
Multi-family	—	—	—	—	335,040	335,040
Commercial	1,061	—	399	1,460	36,602	38,062
Other loans:
Automobile	113	15	2	130	45,556	45,686
Home Equity	—	—	—	—	625	625
Other	31	4	15	50	11,431	11,481
Total loans	$3,328	$428	$717	$4,473	$715,381	$719,854

Troubled Debt Restructurings:
Troubled debt restructurings totaled $10.2 million and $12.5 million at December 31, 2014 and June 30, 2014, respectively. Troubled debt restructurings of $2.6 million and $2.9 million are included in the non-accrual loans at December 31, 2014 and June 30, 2014. The Bank has allocated $61,000 and $79,000 of valuation allowance to customers whose loan terms have been modified in troubled debt restructurings and were on non-accrual status as of December 31, 2014 and June 30, 2014, respectively. Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is a reasonable assurance that the timely payment will continue. During the six months ended December 31, 2014, one troubled debt restructuring with an aggregate outstanding balance of $203,000 was returned to accrual status as a result of the borrower paying the modified terms as agreed for a sustained period of more than six months and the Bank believes there is reasonable assurance that timely payment will continue. This compares to eight troubled debt restructurings returning with an aggregate outstanding balance of $2.8 million that were returned to accrual status during the same period last year. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2014 and June 30, 2014.
During the six months ended December 31, 2014 and 2013, there were no new loans that were modified as troubled debt restructurings.
At December 31, 2014 and 2013, there were no loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The terms of certain other loans were modified during the three and six months ended December 31, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. During the three and six months ended December 31, 2014, seven loans in the amount of $2.7 million and seventeen loans in the amount of $5.8 million were modified and not accounted for as troubled debt restructurings. During the three and six months ended December 31, 2013, ten loans in the amount of $3.1 million and sixteen loans in the amount of $5.4 million were modified and not accounted for as troubled debt restructurings.The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty or delay in loan payments and the modifications were made at market terms.
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

As of December 31, 2014 and June 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Loss
	(Dollars in thousands)
Real estate loans:
One-to-four family	$263,379	$8,477	$6,645	$—	$—
Multi-family	309,791	2,300	1,179	—	—
Commercial	19,272	2,959	9,246	—	—
Other loans:
Automobile	47,909	235	162	45	—
Home equity	607	—	—	—	—
Other	12,240	18	12	47	6
Total loans	$653,198	$13,989	$17,244	$92	$6

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Loss
	(Dollars in thousands)
Real estate loans:
One-to-four family	$272,261	$10,257	$6,442	$—	$—
Multi-family	327,999	3,174	3,867	—	—
Commercial	24,708	7,556	5,798	—	—
Other loans:
Automobile	45,542	87	55	—	2
Home equity	625	—	—	—	—
Other	11,455	8	2	1	15
Total loans	$682,590	$21,082	$16,164	$1	$17

Note 6 - Real Estate Owned
Changes in real estate owned are summarized as follows:

	Six months ended
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Beginning of period	$284	$—
Transfers in	306	539
Capitalized expenditures	—	70
Sales	(590)	(325)
End of period	$—	$284
Net income (expenses) related to foreclosed assets are as follows and are included in net operating expense:

	Six months ended
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Net gain on sales	$181	$4
Net operating expense	(13)	(19)
Total	$168	$(15)
The company has no valuation allowance or activity in the valuation allowance account during the six months ended December 31, 2014 and 2013.
Note 7 – Federal Home Loan Bank Advances
FHLB advances were $65.0 million and $85.0 million at December 31, 2014 and June 30, 2014, respectively. At December 31, 2014, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.82% to 2.43% with a weighted average stated rate of 1.80%. At June 30, 2014, the stated interest rates on the Bank’s advances from the FHLB ranged from 0.82% to 2.43% with a weighted average stated rate of 1.57%.
The contractual maturities by fiscal year of the Bank’s FHLB advances over the next five years and thereafter are as follows:

	December 31, 2014	June 30, 2014
Fiscal Year of Maturity	(Dollars in thousands)
2015	$—	$20,000
2016	—	—
2017	25,000	25,000
2018	10,000	10,000
2019	30,000	30,000
Total	$65,000	$85,000
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

The following tables present a summary of the accumulated other comprehensive income balances, net of tax, fro the three and six months ended December 31, 2014 and 2013.

	Three Months Ended December 31, 2014
	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
	(Dollars in thousands)
Balance at beginning of period	$(172)	$(85)	$(257)
Other comprehensive income (loss) before reclassifications	202	(8)	194
Amounts reclassified from accumulated other comprehensive income	—	8	8
Tax effect of current period changes	(83)	—	(83)
Net current period other comprehensive income	119	—	119
Balance at end of period	$(53)	$(85)	$(138)

	Three Months Ended December 31, 2013
	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
	(Dollars in thousands)
Balance at beginning of period	$(307)	$(129)	$(436)
Other comprehensive loss before reclassifications	(330)	(17)	(347)
Amounts reclassified from accumulated other comprehensive income	—	17	17
Tax effect of current period changes	135	—	135
Net current period other comprehensive loss	(195)	—	(195)
Balance at end of period	$(502)	$(129)	$(631)

	Six Months Ended December 31, 2014
	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
	(Dollars in thousands)
Balance at beginning of period	$(139)	$(85)	$(224)
Other comprehensive income (loss) before reclassifications	147	(21)	126
Amounts reclassified from accumulated other comprehensive income	—	21	21
Tax effect of current period changes	(61)	—	(61)
Net current period other comprehensive income	86	—	86
Balance at end of period	$(53)	$(85)	$(138)

	Six Months Ended December 31, 2013
	Unrealized gains and losses on securities available-for-sale	Postretirement medical benefits costs items	Total
	(Dollars in thousands)
Balance at beginning of period	$(362)	$(129)	$(491)
Other comprehensive loss before reclassifications	(237)	(35)	(272)
Amounts reclassified from accumulated other comprehensive income	—	35	35
Tax effect of current period changes	97	—	97
Net current period other comprehensive loss	(140)	—	(140)
Balance at end of period	$(502)	$(129)	$(631)

Note 9 – Repurchase of Common Stock
On February 27, 2014 the Company announced that its Board of Directors authorized the sixth stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 374,393 shares. Since November 2011, the Company has repurchased 2,312,765 shares under stock repurchase programs. The shares were repurchased at prices ranging from $12.00 to $17.90 per share with a weighted average cost of $15.02 per share. At December 31, 2014, there were 240,079 shares remaining to be repurchased under the sixth authorized stock repurchase program. For the six months ended December 31, 2014, the Company did not repurchase any shares.

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
Market Area
Our success depends primarily on the general economic conditions in the California counties of Los Angeles, Orange, San Diego, San Bernardino, Riverside, Santa Clara and Alameda, as nearly all of our loans are to customers in this market area. There have been positive developments in current economic conditions in our market area since the end of the recession. Improving financial conditions, increasing credit availability, accommodative monetary policy, and healthier labor and housing markets all support the economic growth in our market area. According to the Beige Book published by the Federal Reserve in January 2015, economic activity in the U.S. continued to expand at a modest to moderate pace from mid-November 2014 to late-December 2014. In the Twelfth Federal Reserve District (San Francisco), activity in real estate markets advanced, mainly in the commercial construction sector. The pace of new single-family home construction increased modestly with relatively more activity in urban areas than in rural areas. Multifamily residential real estate construction activity was strong; retail, office, industrial, or infrastructure projects also were widespread. Lending activity was mixed and the increase in loan demand was mostly in the construction segment. Overall loan demand remained somewhat weak. Stiff competition for high-quality borrowers exerted downward pressure on loan interest rates, and declines in net interest margins were widespread in our market area. Compressed margins contributed to increased acquisitions as smaller banks combined in order to reduce operating costs. Future growth opportunities will be influenced by the stability of the nation and the regional economy and other trends within California, including unemployment rates and housing market conditions.

Sustained employment gains have helped to lower the unemployment rate. This has brought unemployment closer to the estimate of full employment levels, although the labor force still exhibits considerable slack. In particular, California continues to experience elevated unemployment rates as compared to the national average. Unemployment rates in California decreased from 7.4% in June 2014 to 7.0% in December 2014. This compares to the national unemployment rate which trended down from 6.1% in June 2014 to 5.6% in September 2014.
Comparison of Financial Condition at December 31, 2014 and June 30, 2014.
Assets. Total assets declined 1.8% to $863.2 million at December 31, 2014 from $879.2 million at June 30, 2014 due primarily to a decrease in gross loans receivable and securities available-for-sale, partially offset by an increase in cash and cash equivalents.
Cash and cash equivalents increased by $25.4 million, or 36.7%, to $94.7 million at December 31, 2014 from $69.3 million at June 30, 2014. The increase was primarily due to principal repayments of loans and securities and an increase in deposits.
Securities available-for-sale decreased by $5.3 million, or 9.3%, to $51.6 million at December 31, 2014 from $56.9 million at June 30, 2014 due to principal repayments of existing securities.
Gross loans receivable decreased by $35.3 million, or 4.9%, to $684.5 million at December 31, 2014 from $719.9 million at June 30, 2014. The decrease was primarily attributable to loan principal repayments and payoffs, offset in part by organic growth in consumer loans. Multi-family loans decreased $21.8 million, or 6.5%, to $313.3 million at December 31, 2014 from $335.0 million at June 30, 2014 due to principal repayments and payoffs outpacing new loan originations during the six months ended December 31, 2014. Commercial real estate loans decreased $6.6 million, or 17.3%, to $31.5 million at December 31, 2014 from $38.1 million at June 30, 2014 due to principal repayments and payoffs as there have been no new commercial real estate loan originations during the six months ended December 31, 2014. One-to-four family residential real estate loans decreased $10.5 million, or 3.6%, to $278.5 million at December 31, 2014 from $289.0 million at June 30, 2014 due primarily to principal repayments and payoffs and sales of newly originated conforming fixed rate loans held for sale in the secondary market. Consumer loans which were comprised primarily of automobile loans totaling $48.4 million and unsecured loans totaling $8.7 million increased $3.5 million, or 6.0%, to $61.3 million at December 31, 2014 from $57.8 million at June 30, 2014 due to $12.8 million and $6.2 million in automobile and unsecured loan originations, respectively, during the six months ended December 31, 2014.
The allowance for loan losses decreased by $666,000, or 14.5%, to $3.9 million at December 31, 2014 from $4.6 million at June 30, 2014 due primarily to a lower level of classified and criticized loans and a decline in net charge-offs and historical loss factors on loans collectively evaluated for impairment. Non-performing assets decreased to $7.8 million, or 0.90% of total assets at December 31, 2014 as compared to $7.9 million, or 0.90% of total assets at June 30, 2014.
Deposits. Total deposits increased $3.4 million, or 0.5%, to $656.3 million at December 31, 2014 from $652.8 million at June 30, 2014. The increase was comprised of a $5.6 million increase in interest-bearing deposits and a $2.2 million decrease in non-interest bearing demand deposits.
The increase in interest bearing deposits was primarily attributable to a $37.0 million, or 45.2%, increase in interest-bearing checking from $81.8 million at June 30, 2014 to $118.7 million at December 31, 2014. The increase was partially offset by a $15.5 million, or 11.21%, decrease in money market accounts from $138.2 million at June 30, 2014 to $122.7 million at December 31, 2014, a $10.3 million, or 8.2%, decrease in savings accounts from $125.8 million at June 30, 2014 to $115.5 million at December 31, 2014, and a $5.5 million, or 2.2%, decrease in certificates of deposit from $246.5 million at June 30, 2014 to $241.0 million at December 31, 2014. The growth in interest-bearing checking balances was due primarily to the Company's marketing strategy to promote interest-bearing checking deposits with enhanced features to deepen customer relationships. The decrease in certificates of deposit was attributable to non-relationship customers seeking higher yields at other financial institutions as accounts repriced to lower offering rates. The decline in money market balances was attributable to the promotion of interest-bearing checking accounts. Savings accounts decreased primarily due to the seasonality of Holiday Club accounts and the discontinuation of certain savings products which traditionally had higher intrerest rates. The change in deposit mix was consistent with the Company's strategic decision to promote interest-bearing checking deposits to attract relationship customers in our target markets while reducing our reliance on time deposits by competing less aggressively on time deposit interest rates.
Borrowings. FHLB advances decreased to $65.0 million at December 31, 2014 as compared to $85.0 million at June 30, 2014 due to the payoff of a $20.0 million scheduled maturity in a lower costing FHLB advance. The weighted average cost of FHLB advances was 1.80% at December 31, 2014 as compared to 1.57% at June 30, 2014.
Stockholders’ Equity. Total stockholders’ equity, represented 16.0% of total assets and increased to $138.2 million at December 31, 2014 from $136.9 million at June 30, 2014. The increase in stockholders’ equity was primarily attributable to an increase of $2.0 million in net income, partially offset by cash dividends paid of $1.3 million in the six months ended December 31, 2014.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table sets forth certain information for the three months ended December 31, 2014 and 2013, respectively.

	For the three months ended December 31,
	2014 (1)			2013 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$687,751	$7,236	4.21%	$718,515	$8,016	4.46%
Securities(3)	53,257	190	1.43	47,202	179	1.52
Federal funds sold	83,678	49	0.23	36,946	22	0.24
Federal Home Loan Bank stock	5,579	103	7.38	5,962	84	5.64
Total interest-earning assets	830,265	7,578	3.65	808,625	8,301	4.11
Noninterest earning assets	39,697			38,272
Total assets	$869,962			$846,897
INTEREST-BEARING LIABILITIES
Interest-bearing checking	$111,580	$217	0.78%	$14,454	$4	0.11%
Money market	126,742	70	0.22	163,133	95	0.23
Savings deposits	120,317	43	0.14	129,108	28	0.09
Certificates of deposit	243,567	1,020	1.68	259,449	1,153	1.78
Borrowings	65,000	293	1.80	72,500	287	1.58
Total interest-bearing liabilities	667,206	1,643	0.99	638,644	1,567	0.98
Noninterest bearing liabilities	64,865			65,902
Total liabilities	732,071			704,546
Stockholders' equity	137,891			142,351
Total liabilities and stockholders' equity	$869,962			$846,897
Net interest/spread		$5,935	2.67%		$6,734	3.12%
Margin(4)			2.86%			3.33%
Ratio of interest-earning assets to interest bearing liabilities	124.44%			126.62%
 _____________________________

(1)	Yields earned and rates paid have been annualized.

(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.

(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.

(4)	Net interest income divided by interest-earning assets.

The following table sets forth certain information for the six months ended December 31, 2014 and 2013, respectively.

	For the six months ended December 31,
	2014 (1)			2013 (1)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$699,154	$14,953	4.28%	$711,907	$16,034	4.50%
Securities(3)	54,543	394	1.44	48,861	346	1.42
Federal funds sold	76,012	88	0.23	45,476	51	0.22
Federal Home Loan Bank stock	5,579	207	7.42	5,962	164	5.50
Total interest-earning assets	835,288	15,642	3.75	812,206	16,595	4.09
Noninterest earning assets	38,598			37,994
Total assets	$873,886			$850,200
INTEREST-BEARING LIABILITIES
Interest-bearing checking	$104,442	$437	0.84%	$14,414	$6	0.08%
Money market	130,472	146	0.22	161,968	187	0.23
Savings deposits	122,115	70	0.11	131,162	60	0.09
Certificates of deposit	244,501	2,055	1.68	265,166	2,418	1.82
Borrowings	70,714	605	1.71	67,143	536	1.60
Total interest-bearing liabilities	672,244	3,313	0.99	639,853	3,207	1.00
Noninterest bearing liabilities	64,095			66,885
Total liabilities	736,339			706,738
Stockholders' equity	137,547			143,462
Total liabilities and stockholders' equity	$873,886			$850,200
Net interest/spread		$12,329	2.76%		$13,388	3.09%
Margin(4)			2.95%			3.30%
Ratio of interest-earning assets to interest bearing liabilities	124.25%			126.94%
 _____________________________

(1)	Yields earned and rates paid have been annualized.

(2)	Calculated net of deferred fees, loss reserves and includes non-accrual loans.

(3)	Calculated based on amortized cost of held-to-maturity securities and fair value of available-for-sale securities.

(4)	Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended December 31, 2014 and December 31, 2013.
General. Net income for the three months ended December 31, 2014 was $940,000, a decrease of $400,000, or 29.9%, as compared to net income of $1.3 million for the three months ended December 31, 2013. Earnings per basic and diluted common share were $0.13 for the three months ended December 31, 2014, compared to $0.18 for the three months ended December 31, 2013. The decrease in net income was due primarily to decreases in net interest income and noninterest income, partially offset by decreases in noninterest expense and higher reversals in provision for loan losses. Excluding merger related expenses of $251,000, our net income would have been $1.3 million for the three months ended December 31, 2014.
Interest Income. Interest income decreased $723,000, or 8.7%, to $7.6 million for the three months ended December 31, 2014 from $8.3 million for the three months ended December 31, 2013. The decline in interest income was primarily due to decreases in interest and fees on loans.
Interest and fees on loans decreased $780,000, or 9.7%, to $7.2 million for the three months ended December 31, 2014 from $8.0 million for the three months ended December 31, 2013. The primary reason for the decrease was a decline of 25 basis points in the average yield on loans from 4.46% for the three months ended December 31, 2013 to 4.21% for the three months ended December 31, 2014 and a decrease of $30.8 million in the average balance of loans receivable to $687.8 million for the three months ended December 31, 2014 from $718.5 million for the three months ended December 31, 2013. The decrease in the average yield on loans was primarily caused by lower average yields earned on new loan originations and payoffs of higher yielding seasoned loans during the period as a result of the current relatively low interest rate environment. The decrease in the average loan receivable balance was attributable to loan principal repayments, sales and payoffs exceeding new loan originations.
Interest Expense. Interest expense of $1.6 million for the three months ended December 31, 2014 increased slightly by $76,000, or 4.9%, as compared to the same period last year. The increase was primarily a result of a higher average balance of deposits during the three months ended December 31, 2014.
Interest expense on deposits increased $70,000, or 5.5%, to $1.4 million during the three months ended December 31, 2014 as compared to $1.3 million for the same period last year. The primary reason for the increase was an increase of $36.1 million in the average balance of deposits to $602.2 million for the three months ended December 31, 2014 from $566.1 million for the three months ended December 31, 2013 as a result of continued growth from the promotion of the relationship checking product.
Provision for Loan Losses. Provision for loan losses reversal of $400,000 was recorded for the three months ended December 31, 2014 as compared to a $300,000 provision for loan losses reversal for the same period last year. The improvement in the provision during the current period was primarily a result of a lower level of classified and criticized loans and a decline in net charge-offs and loss factors on loans collectively evaluated for impairment. Annualized net charge-offs decreased to 0.01% of average outstanding loans for the three months ended December 31, 2014 as compared to 0.08% of average outstanding loans for the same period last year. Non-performing assets decreased to $7.8 million, or 0.90% of total assets at December 31, 2014 as compared to $7.9 million, or 0.90% of total assets at June 30, 2014. Delinquent loans 60 days or more past due were $1.2 million or 0.18% of total loans at December 31, 2014 as compared to $1.1 million or 0.16% of total loans at June 30, 2014. Loans 30 to 59 days delinquent totaled $1.7 million, or 0.25% of total loans at December 31, 2014, as compared to $3.3 million, or 0.47% of total loans at June 30, 2014. Loans 30 to 59 days delinquent were either criticized or classified assets. Some loans 30 to 59 days delinquent were individually evaluated for impairment and others were collectively evaluated for impairment with additional qualitative adjustments factored in due to loan classification.
The reversal of provision for loan losses for the three months ended December 31, 2014 was comprised of a $217,000 reduction in provision on one-to-four family loans, a $145,000 reduction in provision on multi-family loans, a $153,000 reduction in provision on commercial real estate loans, a $50,000 provision on automobile loans, and a $65,000 provision on other loans. The decrease in provision on one-to-four family residential loans was primarily due to a decline in the overall historical loss factors on one-to-four family loans collectively evaluated for impairment and a decrease in the one-to-four family residential loan balance collectively evaluated for impairment. The decrease in provision on multi-family loans was primarily due to a lower level of criticized and classified multi-family loans as well as a decline in the overall historical loss factors and balance of multi-family loans collectively evaluated for impairment. The reduction in provision on commercial real estate loans was primarily due to a lower level of criticized and classified commercial real estate loans, a decline in the overall historical loss factors and a reduction in the balance of commercial real estate loans collectively evaluated for impairment.
The increase in provision on automobile loans and other loans was primarily caused by an increase in loss factors and higher balance of unsecured loans collectively evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income decreased $98,000, or 7.0%, to $1.3 million for the three months ended December 31, 2014 as compared to $1.4 million for the three months ended December 31, 2013 due primarily to a $42,000 decline in ATM fees and charges resulting from a reduced number of ATMs in service, a $33,000 decline in gains on one-to-four family residential mortgage loans sold reflecting the impact of a lower average loan sale margin and a $14,000 decrease in the fair values of mortgage banking derivative assets.
Noninterest Expense. Our noninterest expense decreased $427,000, or 6.8%, to $5.9 million for the three months ended December 31, 2014 as compared to $6.3 million for the three months ended December 31, 2013 primarily due to decreases in advertising and promotional expenses, professional services expense, and salaries and benefits expense, partially offset by increases in legal fees related to the merger.
Advertising and promotional expenses decreased $275,000, or 81.6%, to $62,000 for the three months ended December 31, 2014 as compared to $337,000 for the same period last year. The decrease was primarily due to the overall reduction in branding and marketing campaign expenses.
Professional services expense decreased $184,000, or 32.7%, to $379,000 for the three months ended December 31, 2014 as compared to $563,000 for the same period last year due to lower expenses in e-Commerce initiatives, management consulting and outsourced risk management services.
Salaries and benefits expense decreased $118,000, or 3.8%, to $3.0 million for the three months ended December 31, 2014 as compared to $3.1 million for the same period last year. The decrease in salaries and benefits expense was due primarily to a decrease in the number of full-time equivalent employees.
Legal fees increased $185,000, or 474.4%, to $224,000 for the three months ended December 31, 2014 as compared to $39,000 for the same period last year. The increases were primarily due to $210,000 in legal fees related to the merger.
Income Tax Expense. Income tax expense increased $30,000, or 3.7%, to $835,000 for the three months ended December 31, 2014 as compared to $805,000 for the three months ended December 31, 2013. The effective tax rates were 47.0% and 37.5% for the three months ended December 31, 2014 and 2013, respectively. This higher effective tax rate for the three months ended December 31, 2014 as compared to the same period last year was primarily the result of non-deductible professional services and legal fees associated with the merger transaction, the termination of the California enterprise zone tax deduction as well as the expiration of California affordable housing tax credits effective January 2014.
Comparison of Results of Operations for the Six Months Ended December 31, 2014 and December 31, 2013.
General. Net income for the six months ended December 31, 2014 was $2.0 million, a decrease of $472,000, or 19.0% as compared to the six months ended December 31, 2013. Earnings per basic and diluted common share were $0.29 for the six months ended December 31, 2014, compared to $0.33 for the six months ended December 31, 2013. The decrease in net income was due primarily to decreases in net interest income and noninterest income, partially offset by decreases in noninterest expense and higher reversals in provision for loan losses. Excluding merger related expenses of $666,000, our net income would have been $2.6 million for the six months ended December 31, 2014.
Interest Income. Interest income decreased $1.0 million, or 5.7%, to $15.6 million for the six months ended December 31, 2014 from $16.6 million for the six months ended December 31, 2013. The decline in interest income was primarily due to decreases in interest and fees on loans.
Interest and fees on loans decreased $1.1 million, or 6.7%, to $15.0 million for the six months ended December 31, 2014 from $16.0 million for the six months ended December 31, 2013. The primary reason for the decrease was a decline of 22 basis points in the average yield on loans from 4.50% for the six months ended December 31, 2013 to 4.28% for the six months ended December 31, 2014 and a decrease of $12.8 million in the average balance of loans receivable to $699.2 million for the six months ended December 31, 2014 from $711.9 million for the six months ended December 31, 2013. The decrease in the average yield on loans was primarily caused by lower average yields earned on new loan originations and payoffs of higher yielding seasoned loans during the period as a result of the current relatively low interest rate environment. The decrease in the average loan receivable balance was attributable to loan principal repayments, sales and payoffs exceeding new loan originations.
Interest Expense. Interest expense increased $106,000, or 3.3% to $3.3 million for the six months ended December 31, 2014 from $3.2 million for the six months ended December 31, 2013. The increase was primarily a result of a higher average balance of deposits and borrowings during the six months ended December 31, 2014.

Interest expense on deposits increased $37,000, or 1.4%, to $2.7 million during the six months ended December 31, 2014. The primarily reason for the increase in interest expense was due to an increase of $28.8 million in the average balance of deposits to $601.5 million for the six months ended December 31, 2014 from $572.7 million for the six months ended December 31, 2013 as a result of continued growth from the promotion of the relationship checking product. The average cost of deposits of 0.90% for the six months ended December 31, 2014 decreased slightly as compared to 0.93% for the six months ended December 31, 2013.
Interest expense on borrowings increased $69,000, or 12.9% to $605,000 during the six months ended December 31, 2014 as compared to $536,000 for the same period last year. The increase was primarily attributable to a 11 basis point increase in the average cost of borrowings from 1.60% for the six months ended December 31, 2013 to 1.71% for the six months ended December 31, 2014 as a result of the maturity of lower costing borrowings as well as an increase of $3.6 million in the average balance of borrowings to $70.7 million for the six months ended December 31, 2014 from $67.1 million for the six months ended December 31, 2013.
Provision for Loan Losses. Provision for loan losses reversal of $750,000 was recorded for the six months ended December 31, 2014 as compared to a $300,000 provision for loan losses reversal for the same period last year. The improvement in the provision during the current period was primarily a result of a lower level of criticized loans and a decline in net charge-offs and loss factors on loans collectively evaluated for impairment. Net recoveries of $84,000 recorded during the six months ended December 31, 2014 resulted in annualized net recoveries of 0.02% of average outstanding loans for the six months ended December 31, 2014 as compared to annualized net charge-offs of 0.09% of average outstanding loans for the same period last year. Non-performing assets decreased to $7.8 million, or 0.90% of total assets at December 31, 2014 as compared to $7.9 million, or 0.90% of total assets at June 30, 2014. Delinquent loans 60 days or more past due was $1.2 million or 0.18% of total loans at December 31, 2014 as compared to $1.1 million or 0.16% of total loans at June 30, 2014. Loans 30 to 59 days delinquent totaled $1.7 million, or 0.25% of total loans at December 31, 2014, as compared to $3.3 million, or 0.47% of total loans at June 30, 2014. Loans 30 to 59 days delinquent were either criticized or classified assets. Some loans 30 to 59 days delinquent were individually evaluated for impairment and others were collectively evaluated for impairment with additional qualitative adjustments factored in due to loan classification.
The reversal of provision for loan losses for the six months ended December 31, 2014 was comprised of a $366,000 reduction in provision on one-to-four family loans, a $416,000 reduction in provision on multi-family residential loans, a $354,000 reduction in provision on commercial real estate loans, a $282,000 provision on automobile loans, and a $104,000 provision on other loans. The decrease in provision on one-to-four family residential loans was primarily due to a decline in the overall historical loss factors on one-to-four family loans collectively evaluated for impairment and a decrease in the one-to-four family residential loan balance collectively evaluated for impairment. The decrease in provision on multi-family loans was primarily due to a lower level of criticized and classified multi-family loans as well as a decline in the overall historical loss factors and balance of multi-family loans collectively evaluated for impairment. The reduction in provision on commercial real estate loans was primarily due to a decline in the overall historical loss factors and a reduction in the balance of commercial real estate loans collectively evaluated for impairment.
The increase in provision on automobile loans and other loans was primarily caused by an increase in loss factors and higher balance of automobile loans and unsecured loans collectively evaluated for impairment. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.
Noninterest Income. Our noninterest income decreased $167,000, or 5.9%, to $2.7 million for the six months ended December 31, 2014 as compared to $2.9 million for the six months ended December 31, 2013 due primarily to a $167,000 decrease in the fair values of mortgage banking derivative assets, a $71,000 decline in ATM fees and charges due to a reduced number of ATMs in service, partially offset by a $91,000 increase in service charges and fees primarily attributable to higher service charge income on non-interest bearing demand deposits. Management periodically reviews service charge rates to compensate for services provided while still maintaining a competitive position.
Noninterest Expense. Our noninterest expense decreased $621,000, or 4.9%, to $12.0 million for the six months ended December 31, 2014 as compared to $12.6 million for the six months ended December 31, 2013 primarily due to decreases in advertising and promotional expenses, salaries and benefits expense, professional services expense, other operating expense, and an increase in net gains on sales of real estate owned properties, partially offset by increases in legal fees related to the merger.
Advertising and promotional expenses decreased $425,000, or 68.7%, to $194,000 for the six months ended December 31, 2014 as compared to $619,000 for the same period last year. The decrease was primarily due to the overall reduction in branding and marketing campaign expenses.

Salaries and benefits expense decreased $194,000, or 3.2%, to $5.9 million for the six months ended December 31, 2014 as compared to $6.1 million for the same period last year. The decrease in salaries and benefits expense was due primarily to a decrease in the number of full-time equivalent employees.
Professional services expense decreased $26,000, or 2.4%, to $1.0 million for the six months ended December 31, 2014 as compared to $1.1 million for the same period last year due to lower expenses in e-Commerce initiatives, management consulting and outsourced risk management services, partially offset by $258,000 in consulting expense related to the merger.
Other operating expense decreased $110,000, or 12.7%, to $756,000 for the six months ended December 31, 2014 as compared to $866,000 for the same period last year. The decrease was due primarily to lower expenses in travel and conferences, personnel, supplies, subscriptions and training expenses.
REO foreclosure expenses and sales, gains and losses yielded a net gain of $168,000 for the six months ended December 31, 2014 as compared to $15,000 in net expense for the same period last year due to a net gain on the sale of a REO property for $181,000 offset by foreclosure expenses.
Legal fees increased $327,000, or 375.9%, to $414,000 for the six months ended December 31, 2014 as compared to $87,000 for the same period last year. The increases were primarily due to $383,000 in legal fees related to the merger.
Income Tax Expense. Income tax expense increased $317,000, or 21.4% to $1.8 million for the six months ended December 31, 2014 as compared to $1.5 million for the six months ended December 31, 2013. The effective tax rates were 47.1% and 37.3% for the six months ended December 31, 2014 and 2013, respectively. This higher effective tax rate for the six months ended December 31, 2014 as compared to the same period last year was primarily the result of non-deductible professional services and legal fees associated with the merger transaction, the termination of the California enterprise zone tax deduction as well as the expiration of California affordable housing tax credits effective January 2014.

Asset Quality
General. We continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchase, we underwrite each loan based upon our own underwriting standards prior to making the purchase except for loans purchased with a credit guarantee. The credit guarantee requires the seller to substitute or repurchase any loans sold to the Bank that become 60 days or more delinquent at the Bank’s option. The credit quality of the loans purchased in fiscal 2012 was to our satisfaction and did not result in substitution or repurchase of any loans purchased as of December 31, 2014.

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
All of our real estate loans are secured by properties located in California. The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of
December 31, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
County	(Dollars in thousands)
Los Angeles	$121,753	$278,843	$13,095	$413,691	66.37%
Orange	37,407	9,107	7,757	54,271	8.71
San Diego	19,754	9,017	—	28,771	4.62
San Bernardino	21,850	4,570	2,293	28,713	4.61
Riverside	15,813	2,599	5,746	24,158	3.88
Santa Clara	14,679	474	—	15,153	2.43
Alameda	10,121	3,828	436	14,385	2.31
Other	37,124	4,832	2,150	44,106	7.07
Total	$278,501	$313,270	$31,477	$623,248	100.00%

Real Estate Loans by County as of
June 30, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent
County	(Dollars in thousands)
Los Angeles	$122,763	$291,414	$16,201	$430,378	65.01%
Orange	39,598	12,999	10,177	62,774	9.48
San Diego	20,677	9,376	—	30,053	4.54
San Bernardino	22,276	9,350	3,258	34,884	5.27
Riverside	15,249	2,636	5,815	23,700	3.58
Santa Clara	15,814	484	—	16,298	2.46
Alameda	12,566	3,868	440	16,874	2.55
Other	40,017	4,913	2,171	47,101	7.11
Total	$288,960	$335,040	$38,062	$662,062	100.00%

Non-accrual Real Estate Loans By County as of
December 31, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
County	(Dollars in thousands)
Los Angeles	$3,042	$—	$1,344	$4,386	1.06%
San Diego	368	—	—	368	1.28
San Bernardino	314	623	—	937	3.26
Riverside	256	115	—	371	1.54
Santa Clara	1,327	—	—	1,327	8.76
Other	404	—	—	404	0.92
Total	$5,711	$738	$1,344	$7,793	1.25

Non-accrual Real Estate Loans by County as of
June 30, 2014
	One-to-four family	Multi-family residential	Commercial real estate	Total	Percent of Non- accrual to Loans in Each Category
County	(Dollars in thousands)
Los Angeles	$2,226	$—	$1,460	$3,686	0.86%
San Diego	658	—	—	658	2.19
San Bernardino	626	654	—	1,280	3.67
Riverside	272	127	—	399	1.68
Santa Clara	1,608	—	—	1,608	9.87
Total	$5,390	$781	$1,460	$7,631	1.15

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At December 31, 2014
Real estate loans:
One-to-four family	1	$160	3	$967	4	$1,127
Other loans:
Automobile	5	49	—	—	5	49
Other	8	20	3	2	11	22
Total loans	14	$229	6	$969	20	$1,198

At June 30, 2014
Real estate loans:
One-to-four family	1	$409	1	$301	2	$710
Commercial	—	—	1	399	1	399
Other loans:
Automobile	1	15	1	2	2	17
Other	3	4	2	15	5	19
Total loans	5	$428	5	$717	10	$1,145
Delinquent loans 60 days or more past due totaled $1.2 million or 0.18% of total loans at December 31, 2014 as compared to $1.1 million or 0.16% of total loans at June 30, 2014. Delinquent one-to-four family residential loans increased to $1.1 million at December 31, 2014 from $710,000 at June 30, 2014 due to prolonged delinquency of two one-to-four family residential loans which were less than 60 days delinquent as of June 30, 2014. There were no delinquent multi-family loans at December 31, 2014 and June 30, 2014. There were no delinquent commercial real estate loans at December 31, 2014 as compared to $399,000 at June 30, 2014. The delinquent commercial real estate loan of $399,000 at June 30, 2014 was brought current during the six months ended December 31, 2014. There were no real estate loans that were over 90 days delinquent at December 31, 2014 and in the process of foreclosure.
Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Payments received on non-accrual loans are recorded as a reduction of principal. Non-accrual loans also include troubled debt restructurings that are on non-accrual status. At December 31, 2014 and June 30, 2014 there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans were troubled debt restructurings of $2.6 million and $2.9 million as of December 31, 2014 and June 30, 2014, with specific valuation allowances of $61,000 and $79,000 respectively.
During the six months ended December 31, 2014, there were no new loans that were modified as troubled debt restructurings. At December 31, 2014, there were seven non-accrual restructured loans, all of which were one-to-four family residential loans with an aggregate balance of $2.6 million. Of the seven non-accrual restructured loans, five loans with an aggregate balance of $1.9 million were performing in accordance with their revised contractual terms. At June 30, 2014, there were eight non-accrual restructured loans, all of which were one-to-four family residential loans with an aggregate balance of $2.9 million. Of the eight non-accrual restructured loans, three loans with an aggregate outstanding balance of $915,000 were performing in accordance with their revised contractual terms.
Troubled debt restructured loans are included in non-accrual loans until there is a sustained period of payment performance (usually six months or longer and determined on a case by case basis) and there is reasonable assurance that timely payment will continue. During the six months ended December 31, 2014, one troubled debt restructuring with an outstanding balance of $203,000 was returned to accrual status as a result of the borrower paying the modified terms as agreed for a sustained period of more than six months and reasonable assurance that timely payment will continue. This compares to eight troubled debt restructurings with an aggregate outstanding balance of $2.8 million that were returned to accrual status during the same period last year. At December 31, 2014 and June 30, 2014, accruing troubled debt restructurings totaled $7.6 million and $9.6 million, respectively. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2014 and June 30, 2014.
Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings. The modification of the terms of loans that are reported as troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There are other changes or modifications made for borrowers who are not experiencing financial difficulties. During the three and six months ended December 31, 2014, seven loans in the amount of $2.7 million and seventeen loans in the amount of $5.8 million were modified and not accounted for as troubled debt restructurings. During the three and six months ended December 31, 2013, ten loans in the amount of $3.1 million and sixteen loans in the amount of $5.4 million were modified and not accounted for as troubled debt restructurings. The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications. The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,	At June 30,
	2014	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$3,077	$2,481
Multi-family	738	781
Commercial	1,344	1,460
Other loans:
Automobile	—	2
Other	6	15
Troubled debt restructurings:
One-to-four family	2,634	2,909
Total non-accrual loans	$7,799	$7,648
Other real estate owned and repossessed assets:
Real estate:
One-to-four family	$—	$284
Total non-performing assets	$7,799	$7,932
Ratios:
Non-performing loans to total loans (1)	1.14%	1.06%
Non-performing assets to total assets	0.90%	0.90%
Total accruing troubled debt restructurings	$7,615	$9,569
 _______________________

(1)	Total loans are net of deferred fees and costs.

Non-performing loans of $7.8 million, or 1.14% of total loans at December 31, 2014 remained relatively unchanged as compared to $7.6 million or 1.06% of total loans at June 30, 2014.
At December 31, 2014, there were $5.7 million of one-to-four family residential mortgage loans on non-accrual for which valuation allowances individually evaluated totaling $61,000 have been applied. Of the $5.7 million in one-to-four family residential mortgage loans on non-accrual status, the terms or rates of $2.6 million of such loans were modified as troubled debt restructurings.
At December 31, 2014, there were $2.1 million of multi-family residential and commercial real estate loans (“income property”) on non-accrual for which no valuation allowances individually evaluated have been applied and were not modified as troubled debt restructurings. Included in the $2.1 million of income property loans on non-accrual status were two multi-family residential loans totaling $737,000 and two commercial real estate loans totaling $1.3 million.

Real Estate Owned. Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses. The fair value of real estate owned is determined by a third party appraisal of the property. As of December 31, 2014, the Company had no real estate owned properties. This compared to one real estate owned property in the amount of $284,000 at June 30, 2014.
Classified and Criticized Assets. We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified and criticized assets represented 22.7% of our equity capital and 3.6% of our total assets at December 31, 2014, as compared to 27.2% of our equity capital and 4.2% of our total assets at June 30, 2014. At December 31, 2014 and June 30, 2014, there were $7.8 million and $7.6 million in non-accrual loans included in classified assets, respectively.
The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Classified and Criticized Assets:
Loss	$6	$17
Doubtful	92	1
Substandard	17,244	16,164
Special Mention	13,989	21,082
Total	$31,331	$37,264
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

During the three and six months ended December 31, 2014, a $400,000 and $750,000 reversal of provision for loan losses was recorded as compared to a $300,000 reversal of provision for loan losses for the three and six months ended December 31, 2013. The improvement in the provision during the current period was primarily a result of a lower level of criticized and classified loans and a decline in net charge-offs and loss factors on loans collectively evaluated for impairment. Net recoveries of $84,000 recorded during the six months ended December 31, 2014 resulted in annualized net recoveries of 0.02% of average outstanding loans for the six months ended December 31, 2014 as compared to annualized net charge-offs of 0.09% of average outstanding loans for the same period last year. Non-performing assets decreased to $7.8 million, or 0.90% of total assets at December 31, 2014 as compared to $7.9 million, or 0.90% of total assets at June 30, 2014. Delinquent loans 60 days or more past due was $1.2 million or 0.18% of total loans at December 31, 2014 as compared to $1.1 million or 0.16% of total loans at June 30, 2014. The allowance for loan losses to non-performing loans was 50.19% at December 31, 2014 as compared to 59.88% at June 30, 2014. The decrease in the allowance for loan losses to non-performing loans was primarily a result of a decrease in the allowance for loan losses for the six months ended December 31, 2014. The provision reflected management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31, 2014		June 30, 2014
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,934	40.69%	$2,300	40.14%
Multi-family	577	45.76	993	46.54
Commercial	950	4.60	1,051	5.29
Other loans:
Automobile	297	7.06	136	6.35
Home equity	2	0.09	2	0.09
Other	154	1.80	98	1.59
Total allowance for loan losses	$3,914	100.00%	$4,580	100.00%
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various investment securities and lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2014, total approved loan commitments amounted to $1.3 million and the unadvanced portion of loans was $2.1 million.
Certificates of deposit scheduled to mature in one year or less at December 31, 2014, totaled $84.6 million. There are no advances from the FHLB scheduled to mature in one year or less as of December 31, 2014. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.
At December 31, 2014, we had $65.0 million FHLB advances outstanding and available additional advances from FHLB of San Francisco in the amount of $280.0 million. We also had a short-term line of credit with the Federal Reserve Bank of San Francisco of $40.5 million at December 31, 2014, which has not been drawn upon.

Contractual Obligations
In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the FHLB, lease obligations for facilities, and commitments to purchase, sale and/or originate loans.
The following table summarizes our long-term contractual obligations at December 31, 2014.

	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
	(Dollars in thousands)
FHLB advances	$65,000	$—	$35,000	$30,000	$—
Operating lease obligations	1,519	851	261	152	255
Loan commitments to originate	1,334	1,334	—	—	—
Available home equity and unadvanced lines of credit	2,064	2,064	—	—	—
Certificates of deposit	240,997	84,592	119,482	36,923	—
Total commitments and contractual obligations	$310,914	$88,841	$154,743	$67,075	$255
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

Capital
The table below sets forth Simplicity Bank’s capital position relative to its regulatory capital requirements at December 31, 2014 and June 30, 2014. The definitions of the terms used in the table are those provided in the capital regulations issued by the OCC.

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$130,966	24.10%	$43,466	8.00%	$54,332	10.00%
Tier 1 capital (to risk-weighted assets)	127,052	23.38	21,733	4.00	32,599	6.00
Tier 1 (core) capital (to adjusted tangible assets)	127,052	14.77	34,415	4.00	43,019	5.00

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$128,372	21.66%	$47,417	8.00%	$59,271	10.00%
Tier 1 capital (to risk-weighted assets)	123,792	20.89%	23,709	4.00%	35,563	6.00%
Tier 1 (core) capital (to adjusted tangible assets)	123,792	14.13%	35,056	4.00%	43,820	5.00%
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At December 31, 2014, Simplicity Bank was a “well-capitalized” institution under regulatory standards.

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
The asset/liability management committee generally meets at least monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The asset/liability management committee recommends appropriate strategy changes based on this review. The chairman of the committee or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least monthly.
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

An independent third party provides the Bank with the information presented in the following tables, which are based on information provided by the Bank. The tables present the sensitivity of net interest income for the 12-month period subsequent to the six months ended December 31, 2014 and the year ended June 30, 2014, and the immediate, permanent and parallel movements in interest rates of +/-100, +200 and +300 basis points, as well as the change in the Bank’s net portfolio value at December 31, 2014 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

December 31, 2014		June 30, 2014
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+300 bp	(0.85)%	+300 bp	(4.49)%
+200	(0.05)	+200	(2.81)
+100	0.04	+100	(1.45)
-100	(1.31)	-100	0.58

	December 31, 2014
		Estimated Increase (Decrease) in NPV		NPV as a percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+400	$108,901	$(36,515)	(25.11)%	13.71%	(268)
+300	120,311	(25,105)	(17.26)	14.72	(167)
+200	130,847	(14,569)	(10.02)	15.55	(84)
+100	139,605	(5,811)	(4.00)	16.14	(25)
—	145,416	—	—	16.39	—
-100	146,572	1,156	0.79	16.19	(20)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Current Litigation Relating to the Merger

On October 10, 2014, Stephen Bushansky (the "Plantiff") filed a stockholder class action lawsuit in the Superior Court of Los Angeles County, California against the Company, the directors of the Company and HomeStreet. The lawsuit purports to be brought on behalf of all of the Company’s public stockholders, excluding the directors of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take adequate measures to ensure that the interests of Simplicity’s stockholders are properly protected and by conducting a merger process that prevents competitive bidding. The complaint further alleges that HomeStreet aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The lawsuit sought to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

On January 8, 2015, the Company, the individual director defendants of the Company and HomeStreet entered into a Memorandum of Understanding (the “MOU”) with the Plaintiff regarding the settlement of the lawsuit. Pursuant to the MOU, the Company agreed to provide additional information to Simplicity stockholders in its definitive proxy statement filed with the SEC on January 6, 2015. The Company, HomeStreet and the other defendants deny all of the allegations in the lawsuit.  The Company and the individual director defendants of the Company believe the disclosures in the preliminary proxy statement of the Company filed with the SEC on December 10, 2014 were adequate under the law. Nevertheless, the Company, HomeStreet and the other defendants agreed to additional disclosures in the Company’s definitive proxy statement to settle the lawsuit in order to avoid the costs, disruption, and distraction of further litigation.

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

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
10/1/14 – 10/31/14	—	$—	—	240,079
11/1/14 – 11/30/14	—	—	—	240,079
12/1/14 – 12/31/14	—	—	—	240,079
Total	—	$—	—	240,079

*	Since November 11, 2011, the Company has repurchased 2,312,765 shares under stock repurchase programs.
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

Dated: February 9, 2015

/s/ Dustin Luton
Dustin Luton
President and Chief Executive Officer

/s/ Jean M. Carandang
Jean M. Carandang
Chief Financial Officer